Form 10QSB
period 1996-06-30
SK TECHNOLOGIES CORP
filed 1996-08-09
CIK 847777

FORM 10-QSB - QUARTERLY REPORT
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549



             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996


         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ________ to _________


                        Commission file number 0-18184

                          SK Technologies Corporation
        --------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                  Delaware                         52-1507455
        ---------------------------      ------------------------------
      (State or other jurisdiction of   (IRS Employer Identification No.)
       incorporation or organization)

                 1650 S. Dixie Highway, Boca Raton, FL  33432
        ---------------------------------------------------------------
                   (Address of principal executive offices)

                                (561) 393-7540
        ---------------------------------------------------------------
               (Issuer's telephone number, including area code)

                                Not applicable
       ----------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                     APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

      Common Stock, $.001 Par Value = 6,113,828 shares as of July 31,
      1996.

                          SK TECHNOLOGIES CORPORATION

                                     INDEX

                                  FORM 10-QSB
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996



PART I.   FINANCIAL INFORMATION                                Page

          Item 1.  Financial Statements . . . . . . . . . . .      1
                   Consolidated Condensed Balance Sheet . . . 2-3 Consolidated Condensed Statements of
                     Operations . . . . . . . . . . . . . . .      4
                   Consolidated Condensed Statements of
                     Cash Flows . . . . . . . . . . . . . . .      5
                   Notes to the Consolidated Condensed
                   Financial Statements . . . . . . . . . . .    6-7

          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results
                     of Operations  . . . . . . . . . . . . .    8-9

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings  . . . . . . . . . . . .     10
          Item 2.  Changes in Securities  . . . . . . . . . .     10
          Item 3.  Defaults Upon Senior Securities  . . . . .     10
          Item 4.  Submission of Matters to a Vote
                     of Security Holders  . . . . . . . . . .     10
          Item 5.  Other Information  . . . . . . . . . . . .     10
          Item 6.  Exhibits and Reports on Form 8-K . . . . .     10

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . .     11

      PART I.     FINANCIAL INFORMATION

      Item 1      Financial Statements

                  The interim financial information included herein is unaudited. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's 1996 Annual Report on Form 10-KSB. Other than indicated herein, there have been no significant changes from the financial data published in said report. In the opinion of management, such unaudited information reflects all adjustments, consisting only of normal recurring accruals and other adjustments as disclosed herein, necessary for a fair presentation of the unaudited information below.

                  Results for interim periods are not necessarily indicative of results expected for the full year.

                  Certain amounts in the prior periods' consolidated financial statements have been reclassified to conform to the current periods' presentation. These reclassifications do not materially impact the prior periods' consolidated financial statements.

            SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEET
                           JUNE 30, 1996

                              ASSETS


Current Assets:
  Cash                                             $  142,686
  Trade accounts receivable, net of
    allowance for doubtful accounts
    of approximately $10,000                           16,685
  Inventories                                          21,814
  Other current assets                                  1,748
                                                   ----------
     Total Current Assets                             182,933

Property and Equipment, Net                           541,261

Other Assets:
  Software development costs,
    net of accumulated amortization
    of $253,540                                       494,123
  Other, net                                            5,237
                                                   ----------
    Total Other Assets                                499,360
                                                   ----------
                                                   $1,223,554
                                                   ==========


                   (Continued on following page)
                               - 2 -

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED BALANCE SHEET (CONT'D)
                           JUNE 30, 1996

                LIABILITIES AND CAPITAL DEFICIENCY


Current Liabilities:
  Accounts payable                               $     71,840
  Accrued expenses                                    125,459
  Due to shareholders/officers/directors              863,512
  Current portion of borrowings,
    bank mortgages                                    189,618
  Current portion of borrowing, notes
    payable to related parties/shareholders            10,922
  Current portion of capital lease
    obligations                                        11,373
  Deferred income                                     133,318
  Loans payable shareholders/directors              2,215,000
                                                 ------------
  Total Current Liabilities                         3,621,042

Borrowings, notes payable to related
  parties/shareholders, less current portion          512,367

Capital lease obligations, less current
  portion                                              21,539

Capital Deficiency:
  Convertible Preferred Stock, $.001
    par value, 50,000,000 shares
    authorized, 10,000,000 shares
    designated as convertible Series B
    Preferred Stock, 688,401 shares
    issued and outstanding                                688
  Common stock, $.001 par value,
    45,000,000 shares authorized,
    6,113,828 shares issued and
    outstanding                                         6,114
  Additional paid-in capital                       12,108,041
  Accumulated deficit                             (15,046,237)
                                                 ------------
    Capital Deficiency                             (2,931,394)
                                                 ------------
                                                 $  1,223,554
                                                 ============


                     See accompanying notes.
                              - 3 -

                  SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED JUNE 30, 1996 AND 1995


                                                  1996             1995
Revenues:
  Equipment, software sales and
    support                                  $    193,149      $   149,891
  Development and other fees                            -          109,000
                                             ------------      -----------
                                                  193,149          258,891
Cost of Revenues:
  Cost of equipment sold                           24,301           15,889
  Amortization of software development
    costs                                          32,619           14,440
  Research and development expenses                47,599          123,328
                                             ------------      -----------
                                                  104,519          153,657
                                             ------------      -----------
Gross Profit                                       88,630          105,234

Selling, General and Administrative
Expenses:
  Compensation and payroll taxes                  271,499          288,577
  Other selling, general and
    administrative expenses                       202,219          261,585
                                             ------------      -----------
                                                  473,718          550,162
                                             ------------      -----------
Operating loss                                   (385,088)        (444,928)

Other (Expenses) Income:
  Interest income                                     415            1,722
  Interest expense                                (72,690)         (27,945)
  Other, net                                        9,810            1,560
                                             ------------      -----------
Total Other Expenses                              (62,465)         (24,663)
                                             ------------      -----------
Net loss                                     $   (447,553)     $  (469,591)
                                             ============      ===========
Loss per common share                        $       (.07)     $      (.08)
                                             ============      ===========
Weighted Average Number of
  Common Shares Outstanding                     6,098,773        5,991,530


                          See accompanying notes.
                                   - 4 -

                  SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED JUNE 30, 1996 AND 1995

                                                       1996           1995
Net cash used in operating activities              $  (334,123)   $  (176,124)

Cash Flows From Investing Activities:
  Additions to software development costs              (69,349)       (79,841)
  Purchases of property and equipment                        -         (1,623)
  Net decrease in other assets                           7,866          1,211
  Proceeds from sale of property                       234,841              -
                                                   -----------    -----------
      Net cash provided by (used in)
        investing activities                           173,358        (80,253)

Cash Flows From Financing Activities:
  Proceeds from loans from shareholders/directors      435,000        355,000
  Principal payments on bank mortgages                (200,377)      (272,949)
  Principal payments on notes payable to
    related parties/shareholders                        (2,525)        (2,230)
  Principal payments on capital lease obligations       (3,178)        (2,305)
  Proceeds from bank mortgage                                -        191,250
                                                   -----------    -----------
      Net cash provided by financing
        activities                                     228,920        268,766
                                                   -----------    -----------
      Increase in cash                                  68,155         12,389

Cash at beginning of period                             74,531         69,303
                                                   -----------    -----------
Cash at end of period                              $   142,686    $    81,692
                                                   ===========    ===========


                            See accompanying notes.
                                     - 5 -

               SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               JUNE 30, 1996


NOTE 1 - PROPERTY AND EQUIPMENT

      In May 1996, the fifth floor office space of 2,685 square feet, in the condominium building where the Company's executive offices are located was sold to an unrelated party at a gross selling price of $240,000 and the Company vacated those premises on April 30, 1996. The Company received net proceeds of $34,841, after payment of closing costs and settlement in full of the mortgage on this property. The carrying value of the fifth floor was adjusted to $236,818 and an impairment loss of $47,193 was recorded at March 31, 1996. Accordingly there was no loss on the sale of the fifth floor. In July 1996, the Company entered into an agreement to sell the second and third floor office space of 5,370 square feet, in this condominium building to another unrelated party, at a gross selling price of $460,000, subject to financing being obtained by the buyer, with a closing scheduled for September 10, 1996. The Company will vacate these premises within two to four months after the closing, upon locating more suitable office space. The carrying value of the second and third floors, was adjusted to $437,640, and an impairment loss of $ 111,787 was recorded at March 31, 1996.

NOTE 2 - LOANS PAYABLE SHAREHOLDERS/DIRECTORS

      Two shareholders/directors of the Company and their related entities have provided short term loans to the Company totalling $2,215,000 through June 30, 1996, of which $435,000 was received during the three months ended June 30, 1996, $1,700,000 was received during fiscal 1996 and $80,000 was received in March 1995. Additional loans of $115,000 were made to the Company in July 1996. These loans accrue interest at the rate of 10% per annum, $143,345 through June 30, 1996 of which $50,079 was accrued for the three months ended June 30, 1996.

NOTE 3 - DEFERRED INCOME AND REVENUE RECOGNITION

      Deferred income consists of maintenance and support revenues of $41,635 as such revenue is recognized ratably over the term of the contract, and a $91,683 prepayment from an unrelated party for products to be shipped to resellers of this unrelated party with revenues to be recognized as such products are shipped. Pursuant to a 1994 agreement between the Company and this unrelated party, this party agreed to purchase products from the Company to a value of $500,000 with a provision for quarterly payments. At June 30, 1996, $367,573 is due to the Company pursuant to this agreement but is not included in the consolidated balance sheet at June 30, 1996 since this party has notified the Company of its intention to terminate the agreement. The Company has communicated with this party in pursuit of an equitable settlement in accordance with the Company's rights under the terms of the agreement.

NOTE 4 - BORROWINGS, BANK MORTGAGES

      In May 1996, the mortgage of $200,000 which was collateralized by the fifth floor, and a portion of the third floor office space was paid in full upon the sale of the fifth floor office space.

      In July 1996 the mortgage on the second floor office space in the amount of $189,618, was extended to mature on September 30, 1996, with interest payable monthly at a rate of 11.5% per annum. The Company has a contract to sell this second floor office space. See Note 1.

                SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               JUNE 30, 1996


NOTE 5 - LIQUIDITY

      Through June 30, 1996, the Company has incurred significant operating losses and has a working capital deficiency. If additional funding is not obtained through an offering or alternate sources of funding, of which none are presently available, the Company will have to dramatically curtail operations and/or take other actions. Based on these conditions, doubt exists about the ability of the Company to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

General

      The Company is engaged in developing, manufacturing and marketing point-of-sale and store management software. StoreKare, the Company's primary product family, includes two versions - one designed for general and specialty retailers (hard and soft goods merchants) and the other for Subway Sandwiches and Salads ("Subway") fast food restaurants. The Company's goals are to continue development of the StoreKare products which are currently in process and to implement its plans to develop new technology if financing is secured to meet the Company's long term needs.

Liquidity and Capital Resources

      The Company sustained a net loss of $447,553 and $469,591 for the three months ended June 30, 1996 and 1995, respectively. The Company's working capital deficiency increased from $(3,009,900) at March 31, 1996 to $(3,438,109) at June 30, 1996. This increase was due to the receipt of short term loans of $435,000 during the three months ended June 30, 1996, from two shareholders/directors and their related entities.

      During the three months ended June 30, 1996 and 1995, the Company capitalized $69,349 and $79,841 of development costs. Amortization of development costs was $32,619 and $14,440 for the three months ended June 30, 1996 and 1995, respectively. The Company, subject to the availability of working capital, anticipates incurring a comparable amount of development costs for the remainder of fiscal 1996 as it continues to develop new features for the StoreKare retail point-of-sale and back office module products and begins development of new technology software.

      The Company principally markets its products on a nonexclusive basis through a reseller network and other business relationships. The Company's region managers continue to support the existing resellers and pursue opportunities to recruit new resellers. In addition, the region managers are seeking retail chains, co-ops, and franchises as customers, to sell and support the Company's products directly to retailers. The Company has aligned itself and participates in various programs with several major corporations including ScanSource, International Business Machines Corp., Omron Systems of America, Inc., and CompuRegister Corporation. The Company believes that such alliances assist in the marketing of its products.

      The Company has formed an alliance with Retail Business Systems Inc. ("RBS"), the primary supplier of cash registers to Subway. RBS will market and sell the StoreKare products jointly with its efforts to market and sell cash registers to Subway customers. The Company will continue to be responsible for technical support and future development of the StoreKare product for Subway.

      Through June 30, 1996, the Company has incurred significant operating losses and has a working capital deficiency. During the three months ended June 30, 1996 the Company received short term loans of $435,000 from two shareholders/directors of the Company and their related entities. These loans accrue interest at the rate of 10% per annum; $50,079 was accrued for the three months ended June 30, 1996 and $93,266 was accrued during fiscal 1996. During July 1996, the Company has received additional loans of $115,000 from these shareholders/directors and their related entities. If additional funding is not obtained through an offering or alternate sources of funding, of which none are presently available, the Company will have to dramatically curtail operations and/or take other actions.

Results of Operations

      For the three months ended June 30, 1996 and 1995, The Company reported a net loss of $447,553 and $469,591, respectively. Revenues for the three months ended June 30, 1996 were $193,149 from equipment and software sales and support. For the three months ended June 30, 1995, revenues were $258,891 which included equipment and software sales and support revenues of $149,891 and $109,000 of development fees.

      Amortization of software development costs was $32,619 and $14,440 for the three months ended June 30, 1996 and 1995, respectively. In addition, the Company expensed $47,599 and $123,328 respectively of research and development costs during the three months ended June 30, 1996 and 1995, respectively. Included in expenses and in connection with the development of the Kodak product, costs aggregating $74,360 have been expensed during the three months ended June 30, 1995, to match such costs against fees of $109,000 received from Kodak during the three months ended June 30, 1995.

      Total selling, general and administrative expenses decreased to $473,718, from $550,162 for the three months ended June 30, 1996 and 1995, respectively. There was a 6% decrease in compensation and payroll taxes due to a small reduction in staffing and a decrease of 23% in other selling, general and administrative expenses, which can be attributed to a reduction in legal fees, marketing, travel expenses and other overhead costs. The Company anticipates that total selling, general and administrative expenses will remain the same or decrease slightly during the remainder of fiscal 1997.

      The Company incurred interest expense of $72,690 and $27,945 during the three months ended June 30, 1996 and 1995 respectively. Interest expense was incurred on loans from shareholders/directors of $50,059 during the three months ended June 30, 1996 as compared to $5,566 for the three months ended June 30, 1995. As of June 30, 1996 and 1995, loans from shareholders/directors were $2,215,000 and $435,000 respectively.

Seasonality

      The Company believes that seasonality has not historically had any material impact on its business. However, during the winter holiday season retail businesses typically delay the installation and/or purchase of any capital assets such as our StoreKare products.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

      Not applicable

Item 2.  Changes in Securities.

      Not applicable

Item 3.  Defaults Upon Senior Securities.

      Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

      Not applicable

Item 5.  Other Information.

Item 6.  Exhibits and Reports on Form 8-K.

      a)    Exhibits.

            Not applicable

      b) The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, SK Technologies Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                           SK Technologies Corporation
                                                   (Registrant)


Date: August 9, 1996                        /s/ Calvin S. Shoemaker
                                       President, Chief Executive Officer


Date: August 9, 1996                       /s/ Melvin T. Goldberger
                                     Treasurer, Principal Accounting Officer