Form 10QSB/A
period 1996-06-30
SK TECHNOLOGIES CORP
filed 1996-10-18
CIK 847777

FORM 10-QSB/A No. 1 - QUARTERLY REPORT
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

      Common Stock, $.001 Par Value = 6,130,495 shares as of September 30,
      1996.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

      Not applicable

Item 2.  Changes in Securities.

      Not applicable

Item 3.  Defaults Upon Senior Securities.

      Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

      Not applicable

Item 5.  Other Information.

Item 6.  Exhibits and Reports on Form 8-K.

            The following document is filed as part of this report:
      a)    Exhibits

            Exhibit #   Description of Exhibit

            27.   Financial Data Schedule for the year ended March 31, 1996.

      b)    Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, SK Technologies Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                           SK Technologies Corporation
                                                   (Registrant)


Date: October 18, 1996                      /s/ Calvin S. Shoemaker
                                       President, Chief Executive Officer


Date: October 18, 1996                     /s/ Melvin T. Goldberger
                                     Treasurer, Principal Accounting Officer