Form 10QSB/A
period 1996-06-30
SK TECHNOLOGIES CORP
filed 1996-11-08
CIK 847777

FORM 10-QSB/A No. 2 - QUARTERLY REPORT
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

      Not applicable

Item 5.  Other Information.

Item 6.  Exhibits and Reports on Form 8-K.

            The following document is filed as part of this report:
      a)    Exhibits

            Exhibit #   Description of Exhibit

            27. Financial Data Schedule for the quarterly period ended June 30, 1996.

      b)    Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, SK Technologies Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                           SK Technologies Corporation
                                                   (Registrant)


Date: November 8, 1996                       /s/ Calvin S. Shoemaker
                                       President, Chief Executive Officer


Date: November 8, 1996                      /s/ Melvin T. Goldberger
                                    Treasurer, Principal Accounting Officer