Form 10QSB
period 1996-09-30
SK TECHNOLOGIES CORP
filed 1996-11-12
CIK 847777

FORM 10-QSB - QUARTERLY REPORT
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549



             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996


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

      Common Stock, $.001 Par Value = 6,140,495 shares as of October 31,
      1996.

                         SK TECHNOLOGIES CORPORATION

                                     INDEX

                                  FORM 10-QSB
                     THREE MONTHS ENDED SEPTEMBER 30, 1996



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

      Item 1.     Financial Statements

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

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEET
                        SEPTEMBER 30, 1996

                              ASSETS


Current Assets:
  Cash                                             $  202,271
  Trade accounts receivable, net of
    allowance for doubtful accounts
    of approximately $12,000                           10,248
  Inventories                                          23,437
  Other current assets                                  1,768
                                                   ----------
     Total Current Assets                             237,724

Property and Equipment, Net                           527,264

Other Assets:
  Software development costs,
    net of accumulated amortization
    of $310,682                                       496,595
  Other, net                                            4,528
                                                   ----------
    Total Other Assets                                501,123
                                                   ----------
                                                   $1,266,111
                                                   ==========

          SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED BALANCE SHEET (CONT'D)
                        SEPTEMBER 30, 1996

                LIABILITIES AND CAPITAL DEFICIENCY


Current Liabilities:
  Accounts payable                               $     61,674
  Accrued expenses                                    132,565
  Due to shareholders/officers/directors              976,838
  Current portion of borrowings,
    bank mortgages                                    189,618
  Current portion of borrowing, notes
    payable to related parties/shareholders            11,267
  Current portion of capital lease
    obligations                                        11,073
  Deferred income                                     126,721
  Loans payable shareholders/directors              2,580,000
                                                 ------------
  Total Current Liabilities                         4,089,756

Borrowings, notes payable to related
  parties/shareholders, less current portion          509,417

Capital lease obligations, less current
  portion                                              19,441

Capital Deficiency:
  Convertible Preferred Stock, $.001
    par value, 5,000,000 shares
    authorized, 1,000,000 shares
    designated as convertible Series B
    Preferred Stock, 671,734 shares
    issued and outstanding                                672
  Common stock, $.001 par value,
    25,000,000 shares authorized,
    6,140,495 shares issued and
    outstanding                                         6,140
  Additional paid-in capital                       12,110,531
  Accumulated deficit                             (15,469,846)
                                                 ------------
    Capital Deficiency                             (3,352,503)
                                                 ------------
                                                 $  1,266,111
                                                 ============

                     SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                           Three Months    Three Months     Six Months     Six Months
                                              Ended            Ended           Ended           Ended
                                           September 30,   September 30,   September 30,   September 30,
                                               1996            1995            1996            1995
Revenues:
  Equipment, software sales and
    support                                $    208,739     $   139,848     $   401,888     $   289,739
  Development and other fees                          -               -               -         109,000
                                           ------------     -----------     -----------     -----------
                                                208,739         139,848         401,888         398,739
Cost of Revenues:
  Cost of equipment sold                         26,772          13,718          51,073          29,607
  Amortization of software development
    costs                                        57,142          19,435          89,761          33,875
  Research and development expenses              42,418          21,457          90,017         144,785
                                           ------------     -----------     -----------     -----------
                                                126,332          54,610         230,851         208,267
                                           ------------     -----------     -----------     -----------
Gross Profit                                     82,407          85,238         171,037         190,472

Selling, General and Administrative
Expenses:
  Compensation and payroll taxes                244,070         294,860         515,569         583,437
  Other selling, general and
    administrative expenses                     172,696         242,056         374,915         503,641
                                           ------------     -----------     -----------     -----------
                                                416,766         536,916         890,484       1,087,078
                                           ------------     -----------     -----------     -----------
Operating loss                                 (334,359)       (451,678)       (719,447)       (896,606)

Other (Expenses) Income:
  Interest income                                   588             380           1,003           2,102
  Interest expense                              (82,497)        (46,832)       (155,187)        (74,777)
  Other, net                                     (7,342)         (1,377)          2,468             183
                                           ------------     -----------    ------------     -----------
Total Other Expenses                            (89,251)        (47,829)       (151,716)        (72,492)
                                           ------------     -----------    ------------     -----------
Net loss                                   $   (423,610)    $  (499,507)   $   (871,163)    $  (969,098)
                                           ============     ===========    ============     ===========
Loss per common share                      $       (.07)    $      (.09)   $       (.14)    $      (.18)
                                           ============     ===========    ============     ===========
Weighted Average Number of
  Common Shares Outstanding                   6,128,865       5,409,664       6,114,047       5,409,664

                 SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


                                                       1996           1995

Net cash used in operating activities              $  (579,250)   $  (557,381)

Cash Flows From Investing Activities:
  Additions to software development costs             (128,962)      (183,778)
  Purchases of property and equipment                   (1,540)       (12,290)
  Net decrease in other assets                           8,575          2,423
  Proceeds from sale of property                       240,000              -
                                                   -----------    -----------
      Net cash provided by (used in)                   118,073       (193,645)
        investing activities

Cash Flows From Financing Activities:
  Proceeds from loans from shareholder/directors       800,000        850,000
  Principal payments on bank mortgages                (200,377)      (273,057)
  Principal payments on notes payable to
    related parties/shareholders                        (5,130)        (4,530)
  Principal payments on capital lease obligations       (5,576)        (8,805)
  Proceeds from bank mortgage                                -        191,250
                                                   -----------    -----------
      Net cash provided by financing
        activities                                     588,917        754,858
                                                   -----------    -----------
      Increase in cash                                 127,740          3,832

Cash at beginning of period                             74,531         69,303
                                                   -----------    -----------
Cash at end of period                              $   202,271    $    73,135
                                                   ===========    ===========

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

      In September 1996, a July 1996 contingent contract to sell the second and third floor was cancelled by the prospective buyer. In October 1996, the Company entered into a new agreement to sell the second and third floor office space of 5,370 square feet, in this condominium building to another unrelated party, at a gross selling price of $445,000, with a scheduled closing date of December 31, 1996. If the Company is unable to vacate the premises by December 31, 1996, the buyer will lease the space to the Company at a price and length of time to be negotiated. The carrying value of the second and third floors, was adjusted to $437,640, and an impairment loss of $111,787 was recorded at March 31, 1996.

Note 2 - LOANS PAYABLE SHAREHOLDERS/DIRECTORS

      Two shareholders/directors of the Company and their related entities have provided short term loans to the Company totalling $2,580,000 through September 30, 1996, of which $365,000 and $435,000 was received during the three months ended September 30, and June 30, 1996, respectively, $1,700,000 was received during fiscal 1996 and $80,000 was received in March 1995. Additional loans of $90,000 were made to the Company in October 1996. These loans accrue interest at the rate of 10% per annum, $203,671 through September 30, 1996 of which $60,326 and $50,079 was accrued for the three months ended September 30, and June 30, 1996, respectively. The interest payable on these loans is included in current liabilities, due to shareholders/officers/directors.

Note 3 - DEFERRED INCOME AND REVENUE RECOGNITION

      Deferred income consists of maintenance and support revenues of $35,038, as such revenue is recognized ratably over the term of the contract, and a $91,683 prepayment from an unrelated party for products to be shipped to resellers of this unrelated party with revenues to be recognized as such products are shipped. Pursuant to a 1994 agreement between the Company and this unrelated party, this party agreed to purchase products from the Company to a value of $500,000 with a provision for quarterly payments. At September 30, 1996, $367,573 is due to the Company pursuant to this agreement but is not included in the consolidated balance sheet at September 30, 1996 since the party has notified the Company of its intention to terminate the agreement.
On October 18, 1996 the Company filed a Demand for Arbitration in regard to this agreement.

Note 4 - BORROWINGS, BANK MORTGAGES

      In May 1996, a mortgage of $200,000 which was collateralized by the fifth floor, and a portion of the third floor office space was paid in full, upon the sale of the fifth floor office space.





      In July 1996, the mortgage on the second floor office space in the amount of $189,618, was extended to mature on September 1996, with interest payable at a rate of 11.5% per annum. In October 1996 the bank agreed to extend the mortgage again to mature on December 31, 1996 with interest at 2% above prime. The Company has a contract to sell the second floor office space, which is scheduled to close on or before December 31, 1996.

NOTE 5 - CAPITAL STOCK

      On October 31, 1996 shareholders of the Company owning a majority in interest of all the issued and outstanding shares of the Company's stock, approved by written consent an adoption of an Amendment to the Certificate of Incorporation as follows:

      - Reduce the number of authorized shares of Convertible Preferred Stock, par value $.001, from 50,000,000 shares to 5,000,000 shares with 1,000,000 shares designated as Series B Convertible Preferred Stock.

      - Reduce the number of authorized shares of Common Stock, par value $.001, from 45,000,000 shares to 25,000,000 shares.

Such amendment was filed with the State of Delaware on November 6, 1996.


NOTE 6 - LIQUIDITY

      Through September 30, 1996, the Company has incurred significant operating losses and has a working capital deficiency. During the six months ended September 30, 1996 and in October 1996, the Company received funding through short term loans of $800,000 and $90,000, respectively, from two shareholders/directors of the Company and their related entities. If additional funding is not obtained from these shareholders/directors or through an offering or alternate source of funding, of which none are presently available, the Company will have to dramatically curtail operations and/or take other actions.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS           OF OPERATIONS:

General

      The Company is engaged in developing, manufacturing and marketing point-of-sale and store management software for the retail industry. StoreKare, the Company's primary product family, includes two versions - one designed for general and specialty retailers (hard and soft goods merchants) and the other for Subway Sandwiches and Salads ("Subway") fast food restaurants. The Company's goals are to continue development of the StoreKare products which are currently in process and to implement its plans to develop new technology to meet the Company's long term needs.

Liquidity and Capital Resources

      The Company sustained a net loss of $423,610 and $871,163, and $499,507 and $969,098, for the three and six months ended September 30, 1996 and 1995, respectively. The Company's working capital deficiency increased from $(3,009,900) at March 31, 1996 to $(3,852,032) at September 30, 1996. This
increase was due to the receipt of short term loans of $800,000 during the six months ended September 30, 1996, from two shareholders/directors and their related entities.

      During the three and six months ended September 30, 1996 and 1995, the Company capitalized $59,613 and $128,961, and $103,936 and $183,777, of
development costs. Amortization of development costs was $57,142 and $89,761, and $19,435 and $33,875, for the three and six months ended September 30, 1996 and 1995, respectively. The Company, subject to the availability of working capital, anticipates incurring a comparable amount of development costs for the remainder of fiscal 1996 as it continues to develop new features for the StoreKare retail point-of-sale and back office module products and begins development of new technology software.

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

      Through September 30, 1996, the Company has incurred significant operating losses and has a working capital deficiency. During the six months ended September 30, 1996 the Company received short term loans of $800,000 from two shareholders/directors of the Company and their related entities. These loans accrue interest at the rate of 10% per annum, $60,326 and $110,405 was accrued for the three and six months ended September 30, 1996 and $93,266 was accrued during fiscal 1996. During October 1996, the Company has received additional loans of $90,000 from these shareholders/directors and their related entities. If additional funding is not obtained from these shareholders/directors or through an offering or alternate sources of funding, of which none are presently available, the Company will have to dramatically curtail operations and/or take other actions.

Results of Operations

      For the three and six months ended September 30, 1996 and 1995, the Company reported a net loss of $423,610 and $871,163,and $499,507 and $969,098, respectively. Revenues for the three and six months ended September 30, 1996 were $208,739 and $401,888 from equipment and software sales and support. For the three and six months ended September 30, 1995 revenues were $139,848 and $398,739 which included equipment and software sales and support revenues of $139,848 and $289,739 for the three and six months ended September 30, 1995 and development fees of $109,000 during the three months ended June 30, 1995.

      Amortization of software development costs was $57,142 and $89,761, and $19,435 and $33,875, for the three and six months ended September 30, 1996 and 1995, respectively. In addition, the Company expensed $42,418 and $90,017, and $21,457 and $144,785 of research and development costs during the three and six months ended September 30, 1996 and 1995, respectively. Included in expenses and in connection with the development of the Kodak product, costs aggregating $74,360 have been expensed during the three months ended June 30, 1995, to match such costs against fees of $109,000 received from Kodak during the three months ended June 30, 1995.

      Total selling, general and administrative expenses decreased from $1,087,078 to $890,484 for the six months ended September 30, 1995 and 1996, respectively. There was a 12% decrease in compensation and payroll taxes due to a small reduction in staffing and a decrease of 26% in other selling, general and administrative expenses, which can be attributed to a reduction in legal fees, marketing, travel expenses and other overhead costs. The Company anticipates that total selling, general and administrative expenses will remain the same or decrease slightly during the remainder of fiscal 1997.

      The Company incurred interest expense of $82,497 and $155,187, and $46,832 and $74,777, during the three and six months ended September 30, 1996 and 1995 respectively. Interest expense was incurred on loans from shareholders/directors, of $60,326 and $110,405, during the three and six months ended September 30, 1996 as compared to $15,173 and $20,766, for the three and six months ended September 30, 1995. As of September 30, 1996 and 1995, loans from shareholders/directors were $2,580,000 and $930,000 respectively.

Seasonality

      The Company believes that seasonality has not historically had any material impact on its business. However, during the winter holiday season retail businesses typically delay the installation and/or purchase of any capital assets such as our Storekare products.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

      On October 18, 1996 the Company filed a Demand for Arbitration of a dispute arising out of a contract dated September 16, 1994 (the "Agreement") between the Company and Fujitsu-ICL Systems, Inc. ("ICL"). Pursuant to the terms of the Agreement $367,573 is due to the Company from ICL. On February 27, 1996, ICL advised the Company of its intention to terminate the Agreement and has failed to make any payments to the Company for the $367,573 balance which is presently due and outstanding.

Item 2.  Changes in Securities.

      Not applicable

Item 3.  Defaults Upon Senior Securities.

      Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

      On October 31, 1996, shareholders of the Company owning 4,264,515 of the 6,795,562 shares of the Company's Common and Preferred Stock issued and outstanding as of October 4, 1996, representing a majority in interest of all the issued and outstanding shares of the Company's stock, approved by written consent the following:

            1. The Company's 1995 Stock Option Plan.

            2. An adoption of an amendment to the Certificate of Incorporation reducing the number of authorized shares of Common Stock to 25,000,000 and reducing the number of authorized shares of Preferred Stock to 5,000,000.

      On October 9, 1996 an Information Statement was sent to the Company's shareholders of record to notify them of this action.

Item 5.  Other Information.

Item 6.  Exhibits and Reports on Form 8-K.

      a)    Exhibits.

            27. Financial Data Schedule for the quarterly period ended September 30, 1996.

      b) The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, SK Technologies Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                           SK Technologies Corporation
                                                   (Registrant)



Date: November 12, 1996                      /s/ Calvin S. Shoemaker
                                        President, Chief Executive Officer



Date: November 12, 1996                      /s/ Melvin T. Goldberger
                                     Treasurer, Principal Accounting Office