Form 10QSB
period 1996-12-31
SK TECHNOLOGIES CORP
filed 1997-02-14
CIK 847777

FORM 10-QSB - QUARTERLY REPORT
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549



             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1996


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

            500 Fairway Drive, Suite 104, Deerfield Beach, FL 33441
        ---------------------------------------------------------------
                   (Address of principal executive offices)

                                (954) 418-0101
        ---------------------------------------------------------------
               (Issuer's telephone number, including area code)

                  1650 S. Dixie Highway, Boca Raton, FL 33432
                                (561) 393-7540
       ----------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


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

      Common Stock, $.001 Par Value = 6,140,495 shares as of January 31,
      1997.

                          SK TECHNOLOGIES CORPORATION

                                     INDEX

                                  FORM 10-QSB
                     THREE MONTHS ENDED DECEMBER 31, 1996



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

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEET
                         DECEMBER 31, 1996

                              ASSETS


Current Assets:
  Cash                                             $  111,010
  Trade accounts receivable, net of
    allowance for doubtful accounts
    of approximately $41,000                           91,803
  Inventories                                          23,351
  Other current assets                                  1,788
                                                   ----------
     Total Current Assets                             227,952

Property and Equipment, Net                           526,100

Other Assets:
  Software development costs,
    net of accumulated amortization
    of $367,824                                       483,776
  Other, net                                            4,360
                                                   ----------
    Total Other Assets                                488,136
                                                   ----------
                                                   $1,242,188
                                                   ==========

          SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED BALANCE SHEET (CONT'D)
                         DECEMBER 31, 1996

                LIABILITIES AND CAPITAL DEFICIENCY


Current Liabilities:
  Accounts payable                               $     91,852
  Accrued expenses                                    147,462
  Due to shareholders/officers/directors            1,081,403
  Current portion of borrowings,
    bank mortgages                                    189,618
  Current portion of borrowing, notes
    payable to related parties/shareholders           117,997
  Current portion of capital lease
    obligations                                        11,380
  Deferred income                                     147,813
  Loans payable shareholders/directors              2,785,000
                                                 ------------
  Total Current Liabilities                         4,572,525

Borrowings, notes payable to related
  parties/shareholders, less current portion          400,000

Capital lease obligations, less current
  portion                                              16,882

Capital Deficiency:
  Convertible Preferred Stock, $.001
    par value, 5,000,000 shares
    authorized, 1,000,000 shares
    designated as convertible Series B
    Preferred Stock, 671,734 shares
    issued and outstanding                                672
  Common stock, $.001 par value,
    25,000,000 shares authorized,
    6,140,495 shares issued and
    outstanding                                         6,140
  Additional paid-in capital                       12,110,531
  Accumulated deficit                             (15,864,562)
                                                 ------------
    Capital Deficiency                             (3,747,219)
                                                 ------------
                                                 $  1,242,188
                                                 ============

                     SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                           Three Months    Three Months    Nine Months     Nine Months
                                              Ended            Ended           Ended           Ended
                                           December 31,    December 31,    December 31,    December 31,
                                               1996            1995            1996            1995
Revenues:
  Equipment, software sales and
    support                                $    243,252     $   162,945     $   645,140     $   452,684
  Development and other fees                          -               -               -         109,000
                                           ------------     -----------     -----------     -----------
                                                243,252         162,945         645,140         561,684
Cost of Revenues:
  Cost of equipment sold                         21,610          12,365          72,683          41,972
  Amortization of software development
    costs                                        57,142          31,996         146,903          65,871
  Research and development expenses              51,610          39,349         141,627         184,134
                                           ------------     -----------     -----------     -----------
                                                130,362          83,710         361,213         291,977
                                           ------------     -----------     -----------     -----------
Gross Profit                                    112,890          79,235         283,927         269,707

Selling, General and Administrative
Expenses:
  Compensation and payroll taxes                225,218         280,075         740,787         863,512
  Other selling, general and
    administrative expenses                     191,262         237,697         566,177         741,338
                                           ------------     -----------     -----------     -----------
                                                416,480         517,772       1,306,964       1,604,850
                                           ------------     -----------     -----------     -----------
Operating loss                                 (303,590)       (438,537)     (1,023,037)     (1,335,143)

Other (Expenses) Income:
  Interest income                                   553             303           1,556           2,405
  Interest expense                              (87,965)        (59,348)       (243,152)       (134,125)
  Other, net                                     (3,714)        (12,205)         (1,246)        (12,022)
                                           ------------     -----------    ------------     -----------
Total Other Expenses                            (91,126)        (71,250)       (242,842)       (143,742)
                                           ------------     -----------    ------------     -----------
Net loss                                   $   (394,716)    $  (509,787)   $ (1,265,879)    $(1,478,885)
                                           ============     ===========    ============     ===========
Loss per common share                      $       (.06)    $      (.09)   $       (.21)    $      (.26)
                                           ============     ===========    ============     ===========
Weighted Average Number of
  Common Shares Outstanding                   6,140,495       5,611,276       6,122,895       5,611,276

                  SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995


                                                       1996           1995

Net cash used in operating activities              $  (807,054)   $  (913,210)

Cash Flows From Investing Activities:
  Additions to software development costs             (173,285)      (255,885)
  Purchases of property and equipment                  (20,903)        (5,423)
  Net decrease in other assets                           8,743          2,589
  Proceeds from sale of property                       240,000              -
                                                   -----------    -----------
      Net cash provided by (used in)
        investing activities                            54,555       (258,719)

Cash Flows From Financing Activities:
  Proceeds from loans from shareholder/directors     1,005,000      1,330,000
  Principal payments on bank mortgages                (200,377)      (273,622)
  Principal payments on notes payable to
    related parties/shareholders                        (7,817)        (6,902)
  Principal payments on capital lease obligations       (7,828)        (7,995)
  Proceeds from bank mortgage                                -        191,250
                                                   -----------    -----------
      Net cash provided by financing
        activities                                     788,978      1,232,731
                                                   -----------    -----------
      Increase in cash                                  36,479         60,802

Cash at beginning of period                             74,531         69,303
                                                   -----------    -----------
Cash at end of period                              $   111,010    $   130,105
                                                   ===========    ===========

                   SK TECHNOLOGIES CORPORATION AND SUBSIDIEARIES
             NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 1996

Note 1 - PROPERTY AND EQUIPMENT

      In May 1996, the fifth floor office space consisting of 2,685 square feet in the condominium building where the Company's executive offices are located, was sold to an unrelated party at a gross selling price of $240,000. The Company vacated these premises on April 30, 1996. The Company received net proceeds of $34,841, after payment of closing costs and settlement in full of the mortgage in the amount of $200,000 which was collateralized by this property and Suites 3A & 3B at the same location. The carrying value of the fifth floor was adjusted to $236,818 and an impairment loss of $47,193 was recorded at March 31, 1996. Accordingly there was no loss on the sale of the fifth floor.

      On January 15, 1997, the Company sold the second and third floor office space consisting of 5,370 square feet in this condominium building to another unrelated party at a gross selling price of $445,000. The carrying value of the second and third floors was adjusted to $437,640, and an impairment loss of $111,787 was recorded at March 31, 1996. The net proceeds to the Company on this sale were $215,000 after payment of closing costs and settlement in full of the two mortgages totaling $210,876. The Company vacated these premises on January 31, 1997.

Note 2 - LOANS PAYABLE SHAREHOLDERS/DIRECTORS

      Two shareholders/directors of the Company and their related entities have provided short term loans to the Company totalling $2,785,000 through December 31, 1996, of which $1,005,000 was received during the nine months ended December 31, 1996, $1,700,000 was received during fiscal 1996 and $80,000 was received in March 1995. Additional loans of $75,000 were made to the Company in January 1997. These loans accrue interest at the rate of 10% per annum, $271,236 through December 31, 1996 of which $177,970 was accrued for the nine months ended December 31, 1996. In December 1996, the Company collateralized these loans with the StoreKare software and documentation.

Note 3 - DEFERRED INCOME AND REVENUE RECOGNITION

      Deferred income consists of maintenance and support revenues of $56,130, as such revenue is recognized ratably over the term of the contract, and a $91,683 prepayment from an unrelated party for products to be shipped to resellers of this unrelated party with revenues to be recognized as such products are shipped. Pursuant to a 1994 agreement between the Company and this unrelated party, this party agreed to purchase products from the Company to a value of $500,000 with a provision for quarterly payments. At December 31, 1996, $367,573 is due to the Company pursuant to this agreement but is not included in the consolidated balance sheet at December 31, 1996 since the party has notified the Company of its intention to terminate the agreement.
On October 18, 1996 the Company filed a Demand for Arbitration in regard to this agreement.

Note 4 - BORROWINGS, BANK MORTGAGES

      In May 1996, a mortgage of $200,000 which was collateralized by the fifth floor, and a portion of the third floor office space, Suites 3A & B, was paid in full, upon the sale of the fifth floor office space.

      The mortgage on the second floor office space in the amount of $189,618, which expired on June 30, 1996, was extended for two three month periods, through December 1996 with interest at 2% above prime. This mortgage was paid in full on January 15, 1997, upon the sale of the second floor office space.

NOTE 5 - BORROWINGS, NOTES PAYABLE TO RELATED PARTIES/SHAREHOLDERS

      The mortgage collateralized by a portion of the third floor office space, Suites 3 C & D, in the amount of $17,997 plus accrued interest, was paid in full on January 15, 1997, upon the sale of the third floor office space. Accordingly, the mortgage of $17,997 is classified as a current liability on the December 31, 1996 Consolidated Condensed Balance Sheet.

      In December 1996, a loan agreement with a shareholder was amended providing for a principal payment of $100,000 to be made to this shareholder upon the receipt of the proceeds from the sale of the second and third floor office space. This amendment also extended the loan term so that principal payments will begin in November 1999, and are payable over a four year term. On January 24, 1997, the Company paid this shareholder $100,000 and will continue to pay interest monthly at 10% per annum on the remaining balance. In addition, the Company agreed to collateralize the loan with the office furniture and equipment which has a book value of approximately $70,000.

NOTE 6 - LIQUIDITY

      Through December 31, 1996, the Company has incurred significant operating losses and has a working capital deficiency. During the nine months ended December 31, 1996, the Company received short term loans of $1,005,000 from two shareholders/directors of the Company and their related entities. These loans accrue interest at the rate of 10% per annum, $67,564 and $177,970 was accrued for the three and nine months ended December 31, 1996 and $93,266 was accrued during the year ended March 31, 1996. During January 1997, the Company received additional loans of $75,000 from these shareholders/directors and their related entities. If additional funding is not obtained through an offering or alternate sources of funding of which none are presently available, the Company will have to dramatically curtail operations and/or take other actions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

General

      The Company is engaged in developing, manufacturing and marketing point-of-sale and store management software for the retail industry. StoreKare, the Company's primary product family, includes two versions - one designed for general and specialty retailers (hard and soft goods merchants) and the other for Subway Sandwiches and Salads ("Subway") fast food restaurants. The Company's goals are to continue development of the StoreKare products which are currently in process and to develop new technology.

Liquidity and Capital Resources

      The Company sustained a net loss of $394,716 and $1,265,879 and $509,787 and $1,478,885, for the three and nine months ended December 31, 1996 and 1995, respectively. The Company's working capital deficiency increased from $(3,009,900) at March 31, 1996 to $(4,344,573) at December 31, 1996. This
increase was mainly due to the receipt of short term loans of $1,005,000 and the related interest of $177,970 accrued during the nine months ended December 31, 1996, from two shareholders/directors and their related entities. In addition, $100,000 of a $500,000 note payable to a related party/shareholder was reclassified as a current liability at December 31, 1996. The Company agreed to pay $100,000 of principal on this note upon the sale of the office space which the Company sold on January 15, 1997.

      During the three and nine months ended December 31, 1996 and 1995, the Company capitalized $44,324 and $173,285, and $72,106 and $255,885, of
development costs. Amortization of development costs was $57,142 and $146,903, and $31,996 and $65,871, for the three and nine months ended December 31, 1996 and 1995, respectively. The Company, subject to the availability of working capital, anticipates incurring a comparable amount of development costs for the remainder of fiscal 1997 as it continues to develop new features for the StoreKare retail point-of-sale and back office module products and begins development of new technology software.

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

      Through December 31, 1996, the Company has incurred significant operating losses and has a working capital deficiency. During the nine months ended December 31, 1996 the Company received short term loans of $1,005,000 from two shareholders/directors of the Company and their related entities. These loans accrue interest at the rate of 10% per annum, $67,564 and $177,970 was accrued for the three and nine months ended December 31, 1996 and $93,266 was accrued during fiscal 1996. During January 1997, the Company has received additional loans of $75,000 from these shareholders/directors and their related entities. If additional funding is not obtained through an offering or alternate sources of funding, of which none are presently available, the Company will have to dramatically curtail operations and/or take other actions.

Results of Operations

      For the three and nine months ended December 31, 1996 and 1995, the Company reported a net loss of $394,716 and $1,265,879, and $509,787 and $1,478,885, respectively. Revenues for the three and nine months ended December 31, 1996 were $243,252 and $645,140 from equipment and software sales and support. For the three and nine months ended December 31, 1995 revenues were $162,945 and $561,684 which included equipment and software sales and support revenues of $162,945 and $452,684 for the three and nine months ended December 31, 1995 and development fees of $109,000 during the three months ended June 30, 1995.

      Amortization of software development costs was $57,142 and $146,903, and $31,996 and $65,871, for the three and nine months ended December 31, 1996 and 1995, respectively. In addition, the Company expensed $51,610 and $141,627, and $39,349 and $184,134, respectively of research and development costs during the three and nine months ended December 31, 1996 and 1995, respectively. Included in expenses and in connection with the development of the Kodak product, costs aggregating $74,360 have been expensed during the three months ended June 30, 1995, to match such costs against fees of $109,000 received from Kodak during the three months ended June 30, 1995.

      Total selling, general and administrative expenses decreased from $1,604,850 to $1,306,964 for the nine months ended December 31, 1995 and 1996, respectively. There was a 15% decrease in compensation and payroll taxes due to a small reduction in staffing and a decrease of 24% in other selling, general and administrative expenses, which can be attributed to a reduction in legal fees, marketing, travel expenses and other overhead costs. The Company anticipates that total selling, general and administrative expenses for the fourth quarter of fiscal 1997 will remain consistent with the first three quarters of fiscal 1997.

      The Company incurred interest expense of $87,965 and $243,152, and $59,348 and $134,125, during the three and nine months ended December 31, 1996 and 1995 respectively. Interest expense was incurred on loans from shareholders/directors, of $67,564 and $177,970, during the three and nine months ended December 31, 1996 as compared to $29,450 and $53,195, for the three and nine months ended December 31, 1995. As of December 31, 1996 and 1995, loans from shareholders/directors were $2,785,000 and $1,410,000 respectively.

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

Item 5.  Other Information.

Item 6.  Exhibits and Reports on Form 8-K.

      a)    Exhibits.

            27. Financial Data Schedule for the quarterly period ended December 31, 1996.

      b) The Company did not file any reports on Form 8-K during the three months ended December 31, 1996.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, SK Technologies Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                           SK Technologies Corporation
                                                   (Registrant)



Date: February 14, 1997                      /s/ Calvin S. Shoemaker
                                        President, Chief Executive Officer



Date: February 14, 1997                      /s/ Melvin T. Goldberger
                                     Treasurer, Principal Accounting Office