Form 10KSB
period 1997-03-31
SK TECHNOLOGIES CORP
filed 1997-06-30
CIK 847777

FORM 10-KSB - ANNUAL REPORT

(Mark One)

      [x]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended March 31, 1997

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the transition period from          to

                      Commission file number  0-18184

                         SK TECHNOLOGIES CORPORATION
               (Name of small business issuer in its charter)

            Delaware                                     52-1507455
  (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                      Identification No.)

    500 Fairway Drive, Suite 104, Deerfield Beach, FL             33441
       (Address of principal executive offices)                 (Zip Code)

  Issuer's telephone number    (954) 418-0101

  Securities registered pursuant to Section 12(b) of the Exchange Act:

     Title of each class        Name of each exchange on which registered

           none



  Securities registered pursuant to Section 12(g) of the Act:

                                Common Stock
                              (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes   X    No

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained in this form, and no disclosure will be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any other
amendment to this Form 10-KSB.    X

     State the Issuer's revenues for its most recent fiscal year.

       $801,483

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 13, 1997 was $517,250.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     As of June 13, 1997, 6,323,828 shares of Common Stock, par value $.001 per share, were issued and outstanding.

PART I

ITEM 1.   DESCRIPTION OF BUSINESS:

BUSINESS DEVELOPMENT

     SK Technologies Corporation, a publicly-held Delaware corporation (the "Company"), was incorporated in September 1986. In January 1989 the Company acquired SK Technologies Corp. (the Company's predecessor") which was incorporated under the laws of the State of Florida in March 1985, and the Company changed its name to SK Technologies Corporation. Prior to this acquisition, the Company had limited operations.

BUSINESS OF ISSUER

The Company's Products

     The Company is engaged in developing, manufacturing and marketing point-of-sale and store management software for the retail industry. StoreKare, the Company's product family, is designed for general and specialty retailers (hard and soft goods merchants). The Company's goals are to continue to develop and expand the StoreKare family of products so that they are simple to use, flexible, compatible with most commonly used hardware in the point-of-sale industry and affordable to most small businesses. The Company sold the StoreKare for Subway product to an unrelated party in May 1997 and discontinued sales to Subway Sandwich and Salads fast food restaurants.

     StoreKare

     The StoreKare Retail System provides a single screen display for all transactions, pop-up help and information windows, system security/unauthorized access restrictions, bar code scanning of merchandise, credit card reading/authorizations, printing of receipts, handling of discounts, markdowns, promotions, layaways, pickup/delivery, commissions, time clock, X and Z tapes, credit card settlements, inventory management and store management reports. The StoreKare Retail Point-of-Sale module currently has a suggested retail price of $1,195. The Company offers optional modules for the StoreKare Retail System including purchasing and receiving, sales and profit analysis, time and attendance, in-house accounts, remote communications and third party software interface. StoreKare's optional modules are offered at a suggested retail price of $120 to $1,195. To date, approximately 1,000 StoreKare Retail Systems have been shipped, of which approximately 300 have been shipped in fiscal 1997, nationwide through the Company's indirect sales channel (resellers and distributors), and other business relationships.

Business Ventures

     Management believes that aligning the Company with one or more major corporations will assist in the marketing of its products. The Company has entered into formal agreements and/or business alliances with such major companies as, ScanSource, International Business Machines Corp. ("IBM"), and Omron Systems of America, Inc. ("Omron") which management believes will increase the Company's visibility in the point-of-sale industry and expand its market share. The Company believes that its StoreKare family of products has fundamental features and functions desired by many retailers in various segments of the retail industry and, for this reason, it intends to continue to align itself with major distribution companies.

     ScanSource

     ScanSource is the sole distributor for the IBM SureOne point-of-sale terminal and provides sales development services on behalf of IBM, on the SureOne. The Company is an authorized independent software vendor ("ISV") and reseller of the SureOne product and is an invited participant in all ScanSource sponsored trade shows and lead development activities.

     IBM

     The Company has been authorized as a Personal Computer Value-Added Reseller in May 1996 and is also an IBM Business Partner. The Company is also a participant in the IBM retail solutions program which will provide the Company with access to IBM technical information and new IBM hardware products prior to their release. The Company is a participant in an ongoing IBM lead generation program, in which more than 100,000 retailers are targeted. The leads are distributed to IBM authorized resellers, nationwide, that are partnered with the Company and other software vendors.

     Omron

     The Company's relationship with Omron, pursuant to a May 1992 document of understanding which continues to be renewed annually, consists primarily of marketing and distribution of StoreKare products through the Omron reseller channel. Omron, a provider of hardware, offers products with a PC based terminal with a retail style keyboard designed for the small to medium sized retail merchant. The Company has access to new Omron hardware products prior to their release which provides the opportunity for StoreKare to be ported and offered as compatible with any newly released Omron DOS based cash register. During fiscal 1997, the StoreKare products have been displayed at the Omron booth with the Company's personnel in support, at many retail industry shows where Omron exhibits its products.

     Consulting Agreement - Capital Hill Group

     In May 1993, the Company and Capital Hill Group Inc. ("CHG"), an investment banking firm providing services to the Company since 1988, entered into an amendment (the "Amendment") to the January 1991 Consulting and Finder's Agreements. The Amendment extended the expiration date of these agreements until December 31, 1996 and called for payment of $5,500 per month beginning June 1, 1993. The Company incurred consulting fees to CHG of $49,500 and $66,000 during fiscal 1997 and 1996, respectively, which are included in other selling, general and administrative expenses in the Statements of Operations. As additional compensation for services to be provided by CHG, the Company granted CHG a five year option for 161,806 shares based on the proceeds of $2,000,000 from the February 1993 Series B preferred convertible stock offering (the "Preferred Offering") at an exercise price of $.10 per share which was less than the market value of $1.5625 per share in May 1993. This option has been adjusted to 89,869 shares pursuant to the terms of the Amendment as the Company only received gross proceeds of $1,082,600. All amounts owed by CHG to the Company or by the Company to CHG were considered fully satisfied by the Amendment. All unexercised options previously granted to CHG and/or its president were also cancelled. CHG received compensation of $38,333 in lieu of any compensation that would be due and payable under the Finder's Agreement in connection with proceeds from Common and Preferred Stock offerings through the date of the Amendment. This amount was recorded as offering costs and therefore netted with the proceeds of the Preferred Offering. In addition, the Company reimbursed CHG for legal expenses of $21,500 related to the Preferred Offering which amounts were also recorded as offering costs and therefore netted with the proceeds from the Preferred Offering.
     In connection with the Finder's agreement, in the event CHG introduces a party to the Company which results in the Company consummating a debt or equity financing with such third party, or if CHG does not introduce such party to the Company but the Company otherwise requests CHG's assistance in structuring such transaction, CHG will be entitled to a finder's fee of 5% of the first $1,000,000 value of such transaction, 4% of the next $1,000,000, 3% of the next $1,000,000, 2% of the next $1,000,000 and 1% of the any balance. In addition, in the event CHG should act as an underwriter of such financing, or participate as a member of the underwriting syndicate, or otherwise act as a broker/reseller in the placement of such financing, CHG shall not be entitled to receive the finder's fee as to that portion of financing in which it participated; however, CHG shall receive a commission (the "Broker's Commission") identical to the commission paid to other participating broker/resellers in an amount not exceeding 10% on that portion of the financing in which it participated, payable in cash at the closing of the transaction, provided that (i) CHG is a member in good standing of the National Association of Securities Dealers, Inc. ("NASD") at the time of the financing, (ii) it is duly registered as a broker/reseller in all applicable jurisdictions in which registration is a pre-requisite to the payment of the Broker's Commission and (iii) such payment is permissible under the NASD's rules and regulations. As of March 31, 1997 finders fees of $493,000 have been accrued. The Company accrued finders fees of $100,500 and $166,000 during fiscal 1997 and 1996 respectively which are included in other selling general and administrative expenses in the Statements of Operations.

Research and Development

     The Company continues to develop new products as well as enhancements and add-on features for its existing product lines. The Company also performs limited customized product development and product enhancements on a customer funded contract basis for chain store projects.

     Research and development costs expensed in fiscal 1997 and 1996 were approximately $162,000 and $226,000, respectively. The Company capitalized development costs of approximately $232,000 and $334,000 during fiscal 1997 and 1996, respectively. Approximately $74,000 of Kodak costs previously capitalized were expensed against Kodak revenues received during fiscal 1996.

     Typically, development cycles of software products are lengthy, which results in an extended period of time between the initiation of a development project for a product and its production of revenue. During that period of time, which averages 9 to 12 months, the product features are finalized, specifications are developed, software code and support documentation are written, and the product (software and documentation) is tested in the Company's test lab. The product is then field tested at selected customer test sites. Subsequently, the product goes through the manufacturing process, resellers and sales representatives receive product training, and the marketing process then commences.

Inventory and Hardware

     The Company manufactures its software products on an "as needed" basis and has never experienced any difficulty in its software manufacturing process. Due to the nature of the Company's software products, orders are taken for currently available products and reproduced to satisfy customer's orders. There is no backlog of orders since all orders are fulfilled as they are received.
     The Company does not manufacture hardware. The Company maintains a capital equipment inventory of terminals manufactured by the major point-of-sale equipment manufacturers for testing its products. The Company obtains SureOne product on a "just in time" basis from ScanSource for resale to direct customers.

Marketing

     The Company markets its products directly to retail store chains using the IBM SureOne terminal, as well as through a reseller network, and to co-ops and franchises, in areas where the Company's dealer network is not strong, and through other business relationships. Resellers handle specific geographic regions and provide technical expertise to their customers. The Company requires all resellers to attend a three day intensive training class which is offered to resellers at the Company's offices or at the reseller's locations. Additional programs for marketing and technical support are offered to resellers.

     The Company has also aligned itself with several major corporations. Management believes that alliance agreements that the Company has with such corporations as ScanSource, IBM and Omron will assist in the marketing of its products.

     During fiscal 1997, Subway and Kodak accounted for 17% and less than 1%, respectively, of the Company's revenues and during fiscal 1996 Subway and Kodak accounted for 15% and 18%, respectively, of the Company's revenues.

Service and Maintenance

     The Company's success in marketing its software is dependent upon its ability to provide technical support services to its resellers and users at a higher level of quality than the industry standard and at reasonable rates.

     The Company warrants that the media on which software programs are sold will be free from defects in materials and workmanship under normal usage for 30 days from the date of delivery. A comprehensive user manual is provided with complete instructions for operation of the StoreKare system. The Company provides 9 hour standard and 24 hour extended telephone support for its software.

SK Credit Corporation

     The Company formed a wholly-owned subsidiary, SK Credit Corporation ("SK Credit"), to offer financing to customers of the Company. SK Credit, which commenced operations in September 1990, was primarily engaged in the financing of point-of-sale and other value added computer systems developed by the Company to end users who are franchisees and other multi-store business groups. SK Credit is inactive.

Competition

     Management believes that the principal competitive factors in its market are product performance, functionality and reliability, price, user friendliness, product availability, service and support, marketing and promotion. Management of the Company believes it competes favorably in all of these areas. In addition, management believes that, due to the rapid technological changes and advances in the computer industry generally, and the segment thereof in which the Company operates, another major competitive factor in its market is the ability to achieve technological advances and enhancements comparable to and competitive with those made by others in such industry segment. While the Company believes that it presently competes favorably in this area and intends to continue to do so, no assurances are given that the Company will be able to adequately respond to product obsolescence or effect advances in technology in a manner as to be commercially feasible. The Company's plan for addressing this competitive factor is to utilize industry standard personal computer compatible hardware, and to continue to modify the Company's products to function on revised and/or replacement hardware of manufacturers who are viewed as industry leaders and who command the greatest market share in the point of sale industry. Additionally, the Company has estimated a three year life cycle for each version of a product to be released by the Company. The Company's plan also includes developing on-going upgrades and enhancements (new versions) to its products and releasing such upgrades and enhancements to the market place on an ongoing basis.

     Since the Company's strategy is to provide software products that function on industry standard operating systems (DOS, Windows 95 and Windows/NT), standard hardware (including but not limited to IBM, Omron, and NCR manufactured hardware) and operate in a generic point-of-sale environment, the Company is not dependent upon any one hardware manufacturer or external application with one exception. That exception is the Operating Systems (DOS, Windows 95 and Windows/NT) which are owned by Microsoft and sold directly by Microsoft, as well as licensed to nearly all hardware manufacturers of IBM compatible computers. In view of the perceived stability of Microsoft as well as the license rights provided to multiple hardware manufacturers, management of the Company does not view this dependency on Microsoft as a material factor to the continued success of the Company's products. In any event, the Company believes it could convert its products to function under an alternative operating system (e.g., Windows 95, Windows/NT, Unix or OS/2) if the need should ever arise.

     The Company's principal competitors in the point-of-sale market include, but are not limited to, Advantec, ARS, CAM, CRS, Infocorp, MicroBiz Corp., MSG, PSI, ReMacs, RSS, RTI, Softpoint, STS and Synchronics. Many of these competitors do not sell fully featured point-of-sale systems. While some of the Company's competitors have substantially greater financial, personnel and technological resources than the Company, management believes that its point-of-sale products have several advantages over competing products, including distributed communications capabilities and the support of a wide variety of point-of-sale hardware products from various manufacturers. Additionally, in management's opinion the Company's agreements and relationships with IBM and Omron, as well as its other relationships give the Company a competitive edge in its market.

Copyrights and Licenses

     The Company has not sought patent protection for its products but seeks to maintain its proprietary rights by a combination of copyright and trade secret protection. The Company has obtained statutory copyright protection for its Invisible Link and StoreKare software, as well as federal trademark registration for its SK Technologies and StoreKare names.

Personnel

     The Company currently employs 27 persons as follows: executive officers (four persons), customer service (five persons), sales and marketing (eight persons), programming and quality assurance (six persons), administration and finance (two persons), technicians (one person),and operations (one person). The Company also engages the services of one programmer and two technical writers as needed, on an independent contractor basis. The Company retains additional sales, technical and customer support persons as it deems necessary.

     The Company is not a party to any collective bargaining agreements and believes it has achieved harmonious employee relations.


ITEM 2.   DESCRIPTION OF PROPERTY:

     The Company's principal executive offices were located at 1650 South Dixie Highway, Boca Raton, Florida 33432 where the Company occupied 8,055 square feet. On May 1, 1996, the fifth floor office space of 2,685 square feet, was sold to an unrelated party at a gross selling price of $240,000 and the Company vacated those premises on April 30, 1996. The carrying value of the fifth floor was adjusted to $236,818 and an impairment loss of $47,193 was recorded at March 31, 1996. Accordingly, there was no loss on the sale of the fifth floor. One financial institution held a $200,000 three year first mortgage due February 1998, bearing interest at 13% on this space plus 1,558 square feet on the third floor. This mortgage of $200,000 was settled in full on May 1, 1996.

     On January 15, 1997, the Company sold the second and third floor office space consisting of 5,370 square feet in this condominium building to another unrelated party at a gross selling price of $445,000. The carrying value of the second and third floors was adjusted to $437,640, and an impairment loss of $111,787 was recorded at March 31, 1996. The net proceeds to the Company on this sale were $215,000 after payment of closing costs and settlement in full of the two mortgages totaling $210,876. The Company recognized a gain of $10,612 on the sale of this property. The Company vacated these premises on January 31, 1997.

     The Company leases 7,029 square feet of office space from an unrelated entity for $8,688 per month through January 1998, pursuant to a lease which expires January 31, 2002. This amount includes rent of $5,272 per month which will increase 4.5% annually for the next four years and additional rent of approximately $5 per square foot for the Company's allocated share of expenses for 1997. The expense allocation will be adjusted annually.


ITEM 3.   LEGAL PROCEEDINGS

     On October 18, 1996 the Company filed a Demand for Arbitration of a dispute arising out of a contract dated September 16, 1994 (the "Agreement") between the Company and Fujitsu-ICL Systems, Inc. ("ICL").
On February 27, 1996, ICL advised the Company of its intention to terminate the Agreement and has failed to make any payments to the Company for the $367,573 balance which is presently due and outstanding, pursuant to the terms of the Agreement.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None
                         PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER
             MATTERS:

Market Information

     The Company's Common Stock is traded on the OTC Bulletin Board under the symbol SKTC. The following table sets forth the high and low bid quotations for the Common Stock for the periods indicated. These quotations reflect prices between resellers and do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                                  Common Stock
                                            High                 Low

             April 1, 1995 -
              June 30, 1995                 $ 0.875              $ 0.375

             July 1, 1995 -
              September 30, 1995            $ 0.6875             $ 0.1875

             October 1, 1995 -
              December 31, 1995             $ 0.3125             $ 0.1875

             January 1, 1996 -
              March 31, 1996                $ 0.1875             $ 0.0625

             April 1, 1996 -
              June 30, 1996                 $ 0.8125             $ 0.09375

             July 1, 1996 -
              September 30, 1996            $ 0.3125             $ 0.125

             October 1, 1996 -
              December 31, 1996             $ 0.21875            $ 0.1875

             January 1, 1997 -
              March 31, 1997                $ 0.75               $ 0.1875

             April 1, 1997 -
              June 13, 1997                 $ 0.375              $ 0.125

     On June 13, 1997, the closing bid price on the OTC Bulletin Board of the Common Stock was $.125.

     As of June 13, 1997, Common Stock was held by approximately 500 shareholders of record. The Company, however, believes that the number of beneficial owners of its securities to be in excess of such number.

     As of the date hereof, the Company has never declared or paid cash dividends on its Common Stock. As management of the Company seeks growth and expansion of the Company's business through the reinvestment of profits, if any, management does not anticipate the Company will pay dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

General

      The Company is engaged in developing, manufacturing and marketing point-of-sale and store management software for general and specialty retailers (hard and soft goods merchants).

      The goal of the Company has been to design feature-rich, flexible, simple and yet affordable software, that a retail store owner with limited computer experience could learn and use without extensive training and support. The result of that goal is the Company's StoreKare product family, a series of proprietary software modules, that provide nearly all required information processing for a wide range of retail operations. With the advancement of the hardware technology (computers and cash/registers) and extensive reduction in cost, the small retailer can now afford a complete business management system that previously was too expensive and cumbersome to operate.

Liquidity and Capital Resources

      The Company sustained a net loss of $1,596,166 for the fiscal year ended March 31, 1997. The Company's cash increased slightly from $74,531 at March 31, 1996 to $103,316 at March 31, 1997. The working capital deficiency increased from $(3,009,900) at March 31, 1996 to $(4,267,106) at March 31, 1997. The increase in the working capital deficiency was mainly due to the receipt of loans totaling $1,238,000 during fiscal 1997 from two shareholders/directors of the Company and their related entities and the accrued interest on these loans of $249,777 during fiscal 1997. There was a decrease in the working capital deficiency due to a reduction in current borrowings of $200,582 which were paid off during fiscal 1997.

      At March 31, 1997 the Company's capitalized expenditures for development were $892,326 as compared to $660,056 at March 31, 1996 (accumulated amortization was $409,703 and $202,662 at March 31, 1997 and 1996 respectively). The Company capitalized development costs of $232,271 and $334,302 during fiscal 1997 and 1996, respectively. The Company expensed previously capitalized costs of $74,359 during fiscal 1996, incurred in developing the Kodak product. The Company, subject to the availability of working capital, anticipates incurring a comparable amount of development costs for the year ended March 31, 1998 as compared to the development costs incurred during the year ended March 31, 1997 as it continues to develop new features for the StoreKare retail point-of-sale and back office module products and continues the development of a new StoreKare Windows/NT based product.

      The Company is continuing to cultivate its reseller base by providing the resellers with support, training and the tools and incentives to sell the product on behalf of the Company. The Company's region managers support the existing resellers and pursue opportunities to recruit new resellers. In addition the region managers are seeking to sell and support the Company's products directly to retail chains, co-ops, and franchises as customers. The Company intends to complete development projects which are currently in process and implement its plans to develop new technology if financing is secured to meet the Company's long term capital needs. In May 1997 the Company sold the StoreKare for Subway software and related assets to an unrelated party and discontinued sales to Subway Sandwich and Salads fast food restaurants.

      Through March 31, 1997, the Company has incurred significant operating losses and has a working capital deficiency. During fiscal 1997, the Company's principal source of funding was from loans of $1,238,000 from two majority shareholders/directors of the Company and their related entities. The loans accrue interest at 10% per annum, $249,777 was accrued during fiscal 1997. During the period April 1, 1997 through May 1997 the Company has received additional loans of $142,500 from these shareholders/directors and their related entities. Since March 1995 through May 31, 1997, the Company has received monthly funding in the form of loans totalling $3,160,500 from these shareholders/directors and their related entities, which are payable on demand. These two shareholders/directors are actively involved with management of the Company. While no assurance can be made, the Company believes that these shareholders/directors and their related entities will continue to fund the Company. However, if additional funding is not obtained from these shareholders/directors and their related entities, the Company would have to seek other sources of funding of which none have presently been identified, or the Company would have to curtail operations and/or take other actions. Based on these conditions, doubt exists about the ability of the Company to continue as a going concern. The financial statements for the year ended March 31, 1997 do not include adjustments relating to the recoverability and classification of the recorded carrying value of assets or the amounts or classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Results of Operations

      For the years ended March 31, 1997 and 1996, the Company reported a net loss of $1,596,166 and $2,197,036, respectively. Revenues for the years ended March 31, 1997 and 1996, were $801,483 and $645,650, respectively.

      Amortization of software development costs was $207,042 for fiscal 1997 and $97,387 for 1996. In addition, the Company incurred research and development costs of $162,211 and $226,102 which were expensed during fiscal 1997 and 1996 respectively. Of these amounts $162,211 and $151,743 were incurred to maintain and improve the existing versions of the StoreKare products during fiscal 1997 and 1996 respectively. In connection with the development of the Kodak product, costs aggregating $74,359 have been expensed in fiscal 1996 to match such costs incurred against fees of $109,000 received from Kodak during fiscal 1996.

      Total selling, general and administrative expenses for fiscal 1997 decreased 24% from fiscal 1996. This was due to a decrease in compensation and payroll taxes of 13%, from $1,167,176 in fiscal 1996 to $1,013,227 in fiscal 1997 which can be attributed to the turnover in certain positions and certain vacated positions were restructured within the Company. Other selling, general and administrative expenses decreased 24% from fiscal 1996 to fiscal 1997. This was due to reductions in advertising, consulting, rent and other overhead costs. In addition, the Company recorded an impairment loss of $158,980 which is included in selling, general and administrative expenses for fiscal 1996. The Company anticipates that total selling, general and administrative expenses will remain the same or increase slightly during fiscal 1998.

      In connection with the planned sale of the Company's offices, the Company reviewed the net carrying value of its offices, and determined that the offices' net carrying value exceeded their net realizable value. As a result, the Company adjusted the net carrying value of the offices to their estimated net realizable value by recording an impairment loss of $158,980 which is included as part of the Company's operating loss for the year ended March 31, 1996. The $158,980 impairment loss includes $47,193 related to the loss realized on the sale of a portion of the Company's offices in May 1996 and $111,787 related to adjusting the carrying value of the remaining offices to their estimated net realizable value. The Company disposed of the remaining offices during fiscal 1997 and recognized a gain of $10,612 which is included in other income.
      The Company incurred interest expense of $326,752 and $201,351 during fiscal 1997 and 1996 respectively. This increase was due to the increasing amount of interest, $249,777 and $93,266 for fiscal 1997 and 1996, respectively, accrued on the loans from two shareholder/directors.

Seasonality

      The Company believes that seasonality has not historically had any material impact on its business. However, during the winter holiday season retail businesses typically delay the installation and/or purchase of any capital assets such as our StoreKare products.

Inflation

      The Company believes the impact of inflation has historically been and will continue to be minimal.
ITEM 7.      FINANCIAL STATEMENTS

                   SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                      Page


      Report of Independent Certified Public Accountants -
             Ernst & Young LLP                                        F-1

      Consolidated Balance Sheet
             March 31, 1997                                           F-2-3

      Consolidated Statements of Operations
             Years Ended March 31, 1997 and 1996                      F-4

      Consolidated Statements of Capital Deficiency
             Years Ended March 31, 1997 and 1996                      F-5

      Consolidated Statements of Cash Flows
             Years Ended March 31, 1997 and 1996                      F-6-7

      Notes to Consolidated Financial Statements
             March 31, 1997 and 1996                                  F-8-19

             Report of Independent Certified Public Accountants



The Board of Directors and Stockholders
SK Technologies Corporation

      We have audited the accompanying consolidated balance sheet of SK Technologies Corporation and subsidiaries as of March 31, 1997 and the related consolidated statements of operations, capital deficiency and cash flows for each of the two years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SK Technologies Corporation and subsidiaries at March 31, 1997 and the consolidated results of their operations and their cash flows for each of the two years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.

      The accompanying financial statements have been prepared assuming that SK Technologies Corporation and subsidiaries will continue as a going concern. As more fully described in Note 13, the Company has incurred recurring operating losses and has a capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                   ERNST & YOUNG LLP

West Palm Beach, Florida
May 21, 1997

                      SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEET
                                     MARCH 31, 1997


                                         ASSETS



Current Assets:
  Cash                                               $  103,316
  Trade accounts receivable, net of
    allowance for doubtful accounts
    of approximately $42,500                             93,486
  Inventories                                            20,170
                                                     ----------
     Total Current Assets                               216,972

Property and Equipment, Net                             102,156

Other Assets:
  Software development costs, net
    of accumulated amortization
    of $409,703                                         482,623
  Other, net                                             25,206
                                                     ----------
    Total Other Assets                                  507,829
                                                     ----------
                                                     $  826,957
                                                     ==========






























                             (Continued on following page.)

                     SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET (CONT'D)
                                     MARCH 31, 1997


                           LIABILITIES AND CAPITAL DEFICIENCY


Current Liabilities:
  Accounts payable                                   $   47,491
  Accrued expenses                                      109,487
  Due to shareholders/officers/directors              1,156,608
  Current portion of capital lease obligations           10,490
  Loans payable shareholders/directors                3,018,000
  Deferred income                                       142,002
                                                     ----------
    Total Current Liabilities                         4,484,078

Notes payable to shareholder                            400,000

Capital lease obligations, less current portion          13,886

Commitments and Contingencies

Capital Deficiency:
  Convertible Preferred Stock, $.001 par
    value, 5,000,000 shares authorized,
    1,000,000 shares designated as
    convertible Series B Preferred Stock,
    of which 671,732 is issued and
    outstanding                                             672
  Common Stock, $.001 par value, 25,000,000
    shares authorized, 6,140,495 shares
    issued and outstanding                                6,140
  Additional paid-in capital                         12,117,031
  Accumulated deficit                               (16,194,850)
                                                     ----------
     Capital Deficiency                              (4,071,007)
                                                     ----------
                                                     $  826,957
                                                     ==========












                                 See accompanying notes.

                      SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                           YEARS ENDED MARCH 31, 1997 AND 1996


                                                   1997               1996

Revenues:
  Equipment and software sales                 $   801,483        $   536,650
  Development and other fees                             -            109,000
                                               -----------        -----------
                                                   801,483            645,650
Cost of Revenues:
  Cost of equipment sold                            85,321             53,430
  Amortization of software
    development costs                              207,042             97,387
  Research and development expense                 162,211            226,102
                                               -----------        -----------
                                                   454,574            376,919
                                               -----------        -----------
                                                   346,909            268,731

Selling, General and Administrative
Expenses:
  Compensation and payroll taxes                 1,013,227          1,167,176
  Other selling, general and
    administrative expenses                        705,262            930,031
  Impairment loss                                        -            158,980
                                               -----------        -----------
                                                 1,718,489          2,256,187
                                               -----------        -----------
Operating loss                                  (1,371,580)        (1,987,456)

Other (Expenses) Income:
  Interest income                                    2,481              2,794
  Interest expense                                (326,752)          (201,351)
  Other, net                                        99,685            (11,023)
                                               -----------        -----------
    Total Other Expenses                          (224,586)          (209,580)
                                               -----------        -----------
Net loss                                       $(1,596,166)       $(2,197,036)
                                               ===========        ===========

Loss Per Common Share                          $      (.26)       $      (.36)
                                               ===========        ===========

Weighted Average Number of
  Common Shares Outstanding                      6,127,235          6,051,806
                                               ===========        ===========








                                 See accompanying notes.

                        SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CAPITAL DEFICIENCY
                             YEARS ENDED MARCH 31, 1997 AND 1996


                                           Table A

                          Note: This is Part One of Table A.
     Numbers will add up across in Part One and Part Two (Part Two to follow).



                                   Preferred Stock             Common Stock
                                   Shares   Amount         Shares      Amount

Balance at
 March 31, 1995                 721,733        $722     5,917,667   $5,918

Issuance pursuant to
 conversion of
 Convertible Promissory
 Notes plus accrued
 interest                             -           -       115,890      115

Conversion of
 Preferred Stock to
 Common Stock                   (16,667)        (17)       16,667       17

Issuance of Common
 Stock for services                   -           -        36,937       37

Net loss                              -           -             -        -
                                -------         ---     ---------    -----
Balance at
 March 31, 1996                 705,066         705     6,087,161    6,087

Issuance of Common
 Stock pursuant to
 exercise of stock
 options                              -           -        10,000       10

Conversion of
 Preferred Stock to
 Common Stock                   (33,334)        (33)       33,334       33

Issuance of Common
 Stock for services                   -           -        10,000       10

Value of options
 pursuant to settlement
 agreements                           -           -             -        -

Net Loss                              -           -             -        -
                                _______        ____     _________   ______
Balance at
 March 31, 1997                 671,732        $672     6,140,495   $6,140
                                =======        ====     =========   ======

                        SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CAPITAL DEFICIENCY
                             YEARS ENDED MARCH 31, 1997 AND 1996


                          Note: This is Part Two of Table A.
Numbers will add up across in Part One and Part Two (Part One on previous page).


                                Additional
                                 Paid-In        Accumulated           Capital
                                 Capital         Deficit             Deficiency

Balance at
 March 31, 1995                 $12,027,074    $(12,401,648)         $(367,934)

Issuance pursuant to
 conversion of
 Convertible Promissory
 Notes plus accrued
 interest                            57,830               -             57,945

Conversion of
 Preferred Stock to
 Common Stock                             -               -                  -

Issuance of Common
 Stock for services                  23,047               -             23,084

Net loss                                  -      (2,197,036)        (2,197,036)
                                 ----------     ------------       -----------
Balance at
 March 31, 1996                  12,107,951     (14,598,684)        (2,483,941)

Issuance of Common
 Stock pursuant to
 exercise of stock
 options                                 90               -                100

Conversion of
 Preferred Stock to
 Common Stock                             -               -                  -

Issuance of Common
 Stock for services                   2,490               -              2,500

Value of options
 pursuant to settlement
 agreements                           6,500               -              6,500

Net Loss                                  -      (1,596,166)        (1,596,166)
                                ___________    _____________       ____________
Balance at
 March 31, 1997                 $12,117,031    $(16,194,850)       $(4,071,007)
                                ===========    =============       ============




















                                   See accompanying notes.

                     SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                          YEARS ENDED MARCH 31, 1997 AND 1996

                                                      1997              1996

Cash Flows From Operating Activities:
  Net loss                                        $(1,596,166)     $(2,197,036)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation                                     57,668           92,942
      Amortization                                    214,766          103,761
      Loss on disposal of fixed assets                  4,742           15,619
      Impairment loss                                       -          158,980
      Gain on settlement                              (88,350)               -
      Gain on sale of property                        (10,612)               -
    Changes in operating assets and liabilities:
    Trade accounts receivable                         (77,669)         127,690
    Inventories                                         4,230            5,004
    Other current assets                                    -           60,000
    Accounts payable                                  (27,560)          21,174
    Accrued expenses                                   44,101         (128,989)
    Due to shareholders/directors                     395,675          400,266
    Deferred income                                     8,012           20,025
                                                   -----------      -----------
        Net cash used in operating
          activities                               (1,071,163)      (1,320,564)

Cash Flows From Investing Activities:
  Purchases of property and equipment                 (34,487)          (7,620)
  Additions to software development costs            (232,271)        (259,943)
  Net increase in other assets                        (19,827)          (4,193)
  Proceeds on sale of property,net                    675,956                -
                                                   -----------      -----------
    Net cash provided by (used in)
      investing activities                            389,371         (271,756)

Cash Flows from Financing Activities:
  Proceeds from issuance of Common Stock                  100                -
  Proceeds from loans from shareholders/directors   1,238,000        1,700,000
  Principal payments on bank mortgages               (389,995)        (274,204)
  Principal payments on notes payable to
    related parties/shareholders                     (125,813)          (9,349)
  Principal payments on capital lease obligations     (11,715)         (10,149)
  Proceeds from bank mortgage                               -          191,250
                                                  -----------      -----------
       Net cash provided by financing
        activities                                    710,577        1,597,548

      Increase in cash                                 28,785            5,228

Cash at beginning of year                              74,531           69,303
                                                  -----------      -----------
Cash at end of year                               $   103,316       $   74,531
                                                  ===========      ===========
Supplemental disclosure of cash flow information:
  Cash paid for interest                          $    80,259       $  102,589
                                                  ===========      ===========


                            (Continued on following page.)

                SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONT'D)
                    YEARS ENDED MARCH 31, 1997 AND 1996


Supplemental Schedule of Non-Cash Financing Activities

     During fiscal 1996, the Company entered into capitalized lease obligations amounting to $36,058.

     During fiscal 1996, convertible notes of $50,000 plus accrued interest on these notes in the amount of $7,945 of which $7,493 was accrued for at March 31, 1995 were converted to Common Stock.

     During fiscal 1997 and 1996, accrued legal fees of $2,500 and $23,084, respectively, were converted to Common Stock. During fiscal 1997 stock options valued at $6,500 were granted as part of a settlement, where the Company recognized a gain on the settlement in the amount of $88,350, which is included in other income.






































                           See accompanying notes.

                SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1997 AND 1996

NOTE 1 -    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
            POLICIES

Basis of Presentation

     SK Technologies Corporation (the "Parent"), and its wholly owned subsidiaries (collectively "the Company"), is engaged in developing and marketing point-of-sale and store management software for the retail industry. StoreKare, the Company's primary product family, includes two versions - one designed for general and specialty retailers, (hard and soft goods merchants) and the other for Subway Sandwich and Salads ("Subway") fast food restaurants. In May 1997 the Company sold the StoreKare for Subway software and related assets to an unrelated party and discontinued sales to Subway (See Note 12).

     During fiscal 1997 and 1996, Subway accounted for 17% and 15%, and Kodak accounted for less than 1% and 18%, respectively, of the Company's revenues.

Principles of Consolidation

     The consolidated financial statements include the accounts of SK Technologies Corporation and its two wholly-owned operating subsidiaries, SK Technologies Corp. and SK Credit Corporation. All significant intercompany transactions and balances have been eliminated in consolidation.

Revenues and Expense Recognition

     In accordance with Statement of Position 91-1, "Software Revenue Recognition" ("SOP 91-1"), the Company recognizes revenue from software sales upon delivery and determination that collectibility of the proceeds is probable. Equipment sales revenue is recognized upon shipment.

     Additionally, the Company performs various enhancements to their basic software, which are retained by the Company, for which they receive compensation from unrelated parties. Such revenues and costs are recorded using the percentage of completion method.

     Maintenance and support revenues are recognized ratably over the term of the contract.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. The concentration of credit risk associated with cash and cash equivalents is considered low due to the credit quality of the issuers of the financial instruments.

Trade Accounts Receivable

     Trade accounts receivable are primarily from small retail stores and fast food franchisees. The Company performs ongoing evaluations of its significant customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts at a level which management believes is sufficient to cover potential credit losses.

Inventories

     Inventories consist of component parts and support materials used in the delivery of Company designed computer systems. Inventories are stated at the lower of cost (first-in, first-out) or market.

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

Property and Equipment

     Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives.

Long-Lived Assets

     Management periodically evaluates the Company's property and equipment to determine if there has been any impairment other-than-temporary in the carrying value of the assets. In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("Statement 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in 1996 and, has recorded an impairment loss of $158,980 in its statement of operations for 1996 (See Note 2).

Software Development Costs

     In accordance with Statement of Financial Accounting Standards ( "SFAS") No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed," all direct software production costs incurred to generate Production Masters after technological feasibility has been established are capitalized and subsequently amortized over the estimated product life cycles. Prior to technological feasibility, software development costs are charged to operations as incurred.

     The amortization of capitalized computer software costs commences when the Company's software development reaches a point where its technology is economically feasible for effective market distribution of the developed product.

Deferred Income and Revenue Recognition

     Deferred income consists of a $91,683 prepayment from an unrelated party for products to be shipped to resellers of this unrelated party with revenues to be recognized as such products are shipped and $50,319 from support contracts to be recognized ratably over the terms of the contracts.

     Pursuant to a 1994 agreement with the Company, this party agreed to purchase products from the Company to a value of $500,000 with a provision for quarterly payments. At March 31, 1997, $367,573 is due to the Company pursuant to this agreement but is not included in the consolidated balance sheet at March 31, 1997 since this party has notified the Company of its intention to terminate the agreement. The Company communicated with this party in pursuit of an equitable settlement in accordance with the Company's rights under the terms of the agreement and in October 1996 filed a Demand for Arbitration to settle this dispute.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
                                     F-9

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

Advertising Costs

     The Company expenses all advertising costs as incurred.

Loss Per Common Share

     Loss per Common Share is calculated by dividing net loss by the weighted average Common Shares outstanding. Contingently issuable shares are considered Common Stock equivalents and have been excluded from the primary loss per share computation since the conditions for their issuance have not been met and the effect of contingently issuable shares on loss per Common Share is anti-dilutive.

Accounting for Stock-Based Compensation

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," the adoption of which is required for fiscal years beginning after December 15, 1995. The new standard encourages companies to use the fair value method of accounting for issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are also permitted to continue to account for such transactions under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to the financial statements pro forma net income and per share amounts as if the Company had applied the new method of accounting. Additionally, SFAS No. 123 requires increased disclosure for stock-based compensation arrangements regardless of the method chosen to measure and recognize compensation for employee stock-based arrangements.

     The Company currently accounts for such transactions under APB Opinion No. 25 and has elected not to change its method of accounting for the issuance of stock options and other equity instruments to the fair value method.

Income Taxes

     Effective April 1, 1993, the Company adopted FASB Statement No. 109 "Accounting for Income Taxes" ("Statement 109"). The implementation of Statement 109 did not have a material impact on the Company.

     Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of Statement 109, income tax expense was determined using the deferred method.

Recent Accounting Pronouncement

     In February 1997, SFAS No. 128 "Earnings Per Share" was issued. SFAS No. 128 established new standards for

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

computing and presenting earnings per share ("EPS"). This statement replaces the presentation of primary EPS and will require a dual presentation of basic and diluted EPS. SFAS No. 128 is effective for financial statements issued for periods ended after December 15, 1997 and requires restatement of all prior-period EPS data presented. The Company has not yet determined the impact, if any, the adoption of SFAS No. 128 will have on the Company's financial statements.

Reclassifications

     Certain amounts in the prior periods' consolidated financial statements have been reclassified to conform to the current periods' presentation. These reclassifications do not materially impact the prior periods' consolidated financial statements.

NOTE 2 -    PROPERTY AND EQUIPMENT

     At March 31, 1997, property and equipment consists of the following:

                                                                   Useful
                                                                Life (years)
      Furniture and equipment                   $307,142             5-10
      Leasehold improvements                       3,668                5
                                              ----------
                                                 310,810
      Less accumulated depreciation
            and amortization                    (208,654)
                                              ----------
                                                $102,156
                                              ==========

     During fiscal 1996, the Company entered into capitalized lease obligations amounting to $36,058. Included in furniture and equipment at March 31, 1997 is $30,910 under capital leases, net of accumulated amortization of $15,413.

     During fiscal 1997 and 1996 the Company examined the schedule of furniture and equipment as compared to the assets still used by the Company and determined that a total of $4,742 and $15,619, which are net of accumulated depreciation, are no longer in use by the Company and accordingly losses of $4,742 and $15,619 on disposal of fixed assets are included in other expenses for fiscal 1997 and 1996.

     The Company leases 7,029 square feet of office space from an unrelated entity for $8,688 per month through January 1998, pursuant to a lease which expires January 31, 2002. This amount includes rent of $5,272 per month which will increase 4.5% annually for the next four years and additional rent of approximately $5 per square foot for the company's allocated share of expenses for 1997. The expense allocation will be adjusted annually.

     In May 1996, the fifth floor office space consisting of 2,685 square feet in the condominium building where the Company's executive offices were located, was sold to an unrelated party at a gross selling price of $240,000. The Company vacated these premises on April 30, 1996. The Company received net proceeds of $34,841, after payment of closing costs and settlement in full of the mortgage in the amount of $200,000 which was collateralized by this property and Suites 3A & 3B at the same location. The carrying value of the fifth floor was adjusted

NOTE 2 -    PROPERTY AND EQUIPMENT (CONT'D)

to $236,818 and an impairment loss of $47,193 was recorded at March 31, 1996. Accordingly there was no loss on the sale of the fifth floor.

     On January 15, 1997, the Company sold the second and third floor office space consisting of 5,370 square feet in this condominium building to another unrelated party at a gross selling price of $445,000. The carrying value of the second and third floors was adjusted to $437,640, and an impairment loss of $111,787 was recorded at March 31, 1996. The net proceeds to the Company on this sale were $215,000 after payment of closing costs and settlement in full of the two mortgages totaling $210,876. The Company recognized a gain of $10,612 on this sale, which is included in other income in the Statement of Operations. The Company vacated these premises on January 31, 1997.

NOTE 3 -    SOFTWARE DEVELOPMENT COSTS

     The Company released versions 3.2 and 3.2.11 of its retail product, during the second and fourth quarters of fiscal 1997 respectively and expects to release a new version of its retail product during the first quarter of fiscal 1998. Due to feature enhancements, as of March 1995, the Company discontinued sales of the previous versions of the retail products to new customers and sells only the 3.1 and 3.2 versions.

     The Company capitalized approximately $232,000 and $334,000 of software development costs during fiscal 1997 and 1996, respectively.

     Amortization of software development costs was approximately $207,000 and $97,000 during fiscal 1997 and 1996, respectively.

NOTE 4 -    NOTES PAYABLE TO SHAREHOLDER

     At March 31, 1997 notes payable to shareholder consists of a note payable to a shareholder in the amount of $400,000.

     In November 1992 this shareholder advanced the Company $500,000 for a period of one year. This agreement was amended in March and April 1993, in June 1994 and again in December 1996 extending the term of the loan so that principal payments will begin in November 1999 and are payable over a four year period.

     In January 1997, the Company made a principal payment of $100,000 on this loan. The Company collateralized this loan with the office furniture and equipment which the Company owns (excluding leased equipment) which has a book value at March 31, 1997 of approximately $68,000.

     At the lender's discretion, the interest may be paid in cash or 50% in cash and 50% in Common Stock at a conversion rate of $2.50 per share. This loan bears interest at 10% per annum which is paid monthly. During both fiscal 1997 and 1996 interest expense of $50,000 was incurred on this note. None of the interest was converted to stock.

     The Company also issued to this shareholder 10,000 shares of the Company's Common Stock for $.01 per share, with demand registration rights. In addition, two 5,000 share options were granted to another shareholder for his assistance in obtaining and restructuring this loan. The value of this Common Stock and options was recorded as deferred financing costs and was amortized through November 1994 on a straight line basis which approximates the interest method.

NOTE 5 -    CAPITALIZED LEASE OBLIGATIONS

     Furniture and equipment are leased under capital lease agreements expiring through fiscal 2000 and are included in furniture and equipment. Future minimum commitments by year under noncancellable capital leases at March 31, 1997 are as follows:

                                                             Amount

      Year ended March 31, 1998                             $ 17,064
      Year ended March 31, 1999                               16,374
      Year ended March 31, 2000                                5,590
                                                              ------
      Total minimum lease payments                            39,028

      Less: Amount representing
        interest (12%) and deferred
        maintenance charges                                  (14,652)
                                                              ------
      Present value of net minimum
        lease payments                                        24,376
      Less: current portion                                  (10,490)
                                                              ------
      Long-term portion of capital
        lease obligations                                   $ 13,886
                                                              ======

NOTE 6 -    CAPITAL DEFICIENCY

     In September 1996, 10,000 shares of Common Stock were issued to the Company's legal counsel in settlement of $2,500 of outstanding legal fees.

     At March 31, 1997 there were 490,070 private warrants outstanding, which were issued pursuant to a private offering in 1993. Such warrants are convertible into 490,070 shares of Common Stock at a conversion price of $1.00 per share and expire in March 1998.

Common Stock

     The number of shares of Common Stock reserved for future issuance at March 31, 1997 and 1996 is summarized as follows:

                                                  1997         1996

      Common Stock Purchase Warrants             490,070      567,570
      Stock Options                            1,803,669    1,913,945
      Convertible Preferred Stock                671,732      705,066
                                               ---------    ---------
                                               2,965,471    3,186,581
                                               =========    =========

NOTE 7 -    RELATED PARTY TRANSACTIONS

     Pursuant to a May 1993 agreement between the Company and Fundamental Management Corp. ("Fundamental"), a fee of $25,000 was approved to be paid in installments to Fundamental based on the amount of proceeds received from the 1993 Preferred Stock offering. The first installment of $8,333 was paid in May 1993 and $16,667 is included in accounts payable due to shareholders/officers/directors, at March 31, 1997.
                                    F-13

NOTE 7 -    RELATED PARTY TRANSACTIONS (CONT'D)

     Two shareholder/directors of the Company and their related entities have provided short term loans to the Company totalling $3,018,000, of which $80,000 was received in March 1995, $1,700,000 was received during fiscal 1996 and $1,238,000 was received during fiscal 1997. These loans accrue interest at 10% per annum, $343,043 through March 31, 1997 and are due on demand. During the period April 1, through May 31, 1997 additional short term loans of $142,500 were provided to the Company. In December 1996, the Company collateralized these loans with the StoreKare software and documentation. In June 1997 a Financing Statement was filed to perfect the security interest.

     In May 1993, the Company and Capital Hill Group Inc. ("CHG"), an investment banking firm providing services to the Company since 1988, entered into an amendment (the "Amendment") to the January 1991 Consulting and Finder's Agreements. The Amendment extended the expiration date of these agreements until December 31, 1996 and called for payment of $5,500 per month beginning June 1, 1993. The Company incurred consulting fees to CHG of $49,500 and $66,000 during fiscal 1997 and 1996, respectively, which are included in other selling, general and administrative expenses in the Statements of Operations. As additional compensation for services to be provided by CHG, the Company granted CHG a five year option for 161,806 shares based on the proceeds of $2,000,000 from the February 1993 Series B preferred convertible stock offering (the "Preferred Offering") at an exercise price of $.10 per share which was less than the market value of $1.5625 per share in May 1993. This option has been adjusted to 89,869 shares pursuant to the terms of the Amendment as the Company only received gross proceeds of $1,082,600. All amounts owed by CHG to the Company or by the Company to CHG were considered fully satisfied by the Amendment. All unexercised options previously granted to CHG and/or its president were also cancelled. CHG received compensation of $38,333 in lieu of any compensation that would be due and payable under the Finder's Agreement in connection with proceeds from Common and Preferred Stock offerings through the date of the Amendment. This amount was recorded as offering costs and therefore netted with the proceeds of the Preferred Offering. In addition, the Company reimbursed CHG for legal expenses of $21,500 related to the Preferred Offering which amounts were also recorded as offering costs and therefore netted with the proceeds from the Preferred Offering.

     In connection with the Finder's agreement, in the event CHG introduces a party to the Company which results in the Company consummating a debt or equity financing with such third party, or if CHG does not introduce such party to the Company but the Company otherwise requests CHG's assistance in structuring such transaction, CHG will be entitled to a finder's fee of 5% of the first $1,000,000 value of such transaction, 4% of the next $1,000,000, 3% of the next $1,000,000, 2% of the next $1,000,000 and 1% of the any balance. In addition, in the event
CHG should act as an underwriter of such financing, or participate as a member of the underwriting syndicate, or otherwise act as a broker/reseller in the placement of such financing, CHG shall not be entitled to receive the finder's fee as to that portion of financing in which it participated; however, CHG shall receive a commission (the
"Broker's Commission") identical to the commission paid to other participating broker/resellers in an amount not exceeding 10% on that portion of the financing in which it participated, payable in cash at the closing of the transaction, provided that (i) CHG is a member in good standing of the National Association of Securities Dealers, Inc. ("NASD") at the time of the financing, (ii) it is duly registered as a broker/reseller in all applicable jurisdictions in which registration is a pre-requisite to the payment of the Broker's Commission and (iii) such payment is permissible under the NASD's rules and regulations. As of March 31, 1997 finders fees of $493,000 have been accrued. The Company accrued finders fees of $100,500 and $166,000 during fiscal

NOTE - 7    RELATED PARTY TRANSACTIONS (CONT'D)

1997 and 1996 respectively which are included in other selling general and administrative expenses in the Statements of Operations.

NOTE 8 -    INCOME TAXES

     The Company accounts for income taxes in accordance with FASB Statement No. 109 "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.


     At March 31, 1997 the Company has net operating loss carryforwards of approximately $14.4 million that can be used to offset future taxable income, that expire in the years 2005 through 2012. In fiscal 1995, the Company had ownership changes as defined under Internal Revenue Code
Section 382 (Section 382). As such, the availability to utilize the net operating losses that existed as of this ownership change is limited.

     Significant components of the Company's deferred tax assets as of March 31, 1997 are as follows:

            Reserve for bad debts                        $    88,000
            Software development costs                       320,000
            Deferred compensation                            148,000
            Net operating losses                           5,446,000
            Research and development costs                   316,000
            Accrued expenses                                 154,000
            Impairment loss                                   60,000
                                                         -----------
                                                           6,532,000
            Valuation allowance                           (6,532,000)
                                                         -----------
                                                         $         -
                                                         ===========

     The net change in the valuation allowance during 1997 was $612,000.

     The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rate of 34% to loss before income taxes for the years ended March 31, 1997 and 1996 is as follows:

                                                        1997                1996
     Tax at U.S. statutory rates                     $(543,000)       $  (747,000)
     Unrecognized benefit of net
        operating losses                               543,000            747,000
                                                     ---------        -----------
                                                     $       -        $         -
                                                     =========        ===========

NOTE 9 -    STOCK OPTIONS

1990 Company Stock Option Plan

     On April 3, 1990, the Company adopted a Stock Option Plan (the "1990 Option Plan") for its directors and employees, which provides for the grant of options to purchase an aggregate 50,000 shares of the Company's Common Stock. Of this amount, 45,000 shares may be granted as incentive stock options.

     The 1990 Option Plan is intended to qualify as an "Incentive Stock Option Plan" under Section 422A of the Internal Revenue Code. Under the 1990 Option Plan, incentive stock options may be granted at not less than 100 percent of the fair market value of the Company's Common Stock as determined by the Board of Directors on the date of grant (110% of fair market value for 10% or greater shareholders) and options granted to any one participant may not exceed $100,000 in option price per year, plus certain carryovers from prior years. Options must be granted within ten
(10) years from the adoption of the 1990 Option Plan. Each option granted under the 1990 Option Plan must be exercised within ten (10) years from the date of grant.

     During both fiscal 1997 and 1996 there were 1,600 options outstanding pursuant to the 1990 Option Plan. As of March 31, 1997 and 1996, 1,600 of the options through the 1990 Option Plan were exercisable at an exercise price of $30.00 per share.

1995 Company Stock Option Plan

     In November 1995, the Company adopted the 1995 Option Plan, reserving 1,400,000 shares of Common Stock which may be purchased pursuant to the exercise of options granted under this plan.

     The 1995 Option Plan is also intended to qualify as an "Incentive
Stock Option Plan" under Section 422A of the Internal Revenue Code. Under the Option Plan, incentive stock options may be granted at not less than 100 percent of the fair market value of the Company's Common Stock as determined by the Board of Directors on the date of grant (110% of fair market value for 10% or greater shareholders) and options granted to any one participant may not exceed $100,000 in option price per year, plus certain carryovers from prior years. Options must be granted within ten (10) years from the adoption of the Option Plan. Each option granted under the Option Plan must be exercised within five (5) years from the date of grant. The Options issued pursuant to the 1995 Option Plan may be Incentive Stock Options ("ISOs"), options which are not ISOs ("NSOs"), or "reload options", (as defined). On October 31, 1996 the 1995 Option Plan was approved by a majority of the shareholders of the Company. As of March 31, 1997, all options granted pursuant to this plan are ISOs.

     In August 1996 options for 714,450 shares of Common Stock at an exercise price of $.50 per share, were cancelled and replaced with options for 714,450 shares of Common Stock at an exercise price of $.32 per share.

     During fiscal 1997, options for Common Stock ranging from 500 to 30,000 shares were granted to nineteen employees. Such options are exercisable at $.32 per share, vest through August 1999 and expire five years from the date of grant. As of March 31, 1997, 52,255 of these options are exercisable.

     During fiscal 1997, options for Common Stock, ranging from 25,000 to 400,000 shares were granted to three executive officers and four directors of the Company. Such options are exercisable at $.32 per share, vest through August 1999 and expire five years from the date of grant. As of March 31, 1997, 620,000 of these options are exercisable.

NOTE 9 -    STOCK OPTIONS (CONT'D)

Other Stock Options

     As of March 31, 1997 and 1996 other stock options of 353,669 and 463,945, respectively, were outstanding. Such options expire through 1998. As of March 31, 1997 and 1996, 353,669 and 461,745 respectively, of the other stock options are fully vested.

Stock Based Compensation

     As required by Statement No. 123, pro forma information regarding net loss and loss per share has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997; risk-free rate of return of 6.00%; dividend yield of 0.000%; volatility factor of the expected market price of the Company's common stock of 1.228 and a weighted-average expected life of the options of two to eight years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management's opinion, do not necessarily provide a reliable single measure of the fair value of its stock options.

Information regarding stock options for the years ended March 31, 1997 and March 31, 1996 is summarized as follows:

                                                               Weighted Average
                                      Number of                Exercise Price
                                      Shares                   Per Share

Outstanding April 1, 1995             1,375,495
Exercised                                     -
Expired                                 (11,250)
Forfeited                                     -
Cancelled                              (898,700)
Granted                                 892,950
                                      ----------
Outstanding March 31, 1996            1,358,495                $1.48
Exercised                               (10,000)               $ .00
Expired                                (125,276)               $ .77
Forfeited                                     -                    -
Cancelled                              (892,950)               $ .33
Granted                               1,012,750                $ .24
                                      ----------
Outstanding at March 31, 1997         1,343,019                $ .63
                                      ==========
Exercisable at March 31, 1997         1,027,524                $ .55
                                      ==========
Reserved for future option grants
  at March 31, 1997                     460,650
                                      ==========

NOTE - 9    STOCK OPTIONS (CONT'D)

     FASB Statement No. 123 requires disclosure of the weighted average exercise prices for the current year only in the initial year of adoption.

     For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's 1997 and 1996 pro forma information follows:

                                          1997              1996

      Net Loss                        $(1,716,219)      $(2,197,036)
                                      ============      ============
      Loss per common share           $      (.28)      $      (.36)
                                      ============      ============

     The 1997 pro forma effect on net loss is not necessarily representative of the effect in the future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

     The exercise price of options outstanding at March 31, 1997 ranged between $.10 and $30.00.

NOTE 10 -   401(K) PROFIT SHARING PLAN

     The Company adopted a 401(K) Profit Sharing Plan (the "401(K) Plan") effective January 1, 1995. All employees are eligible to participate in the 401(K) Plan once they have satisfied the eligibility requirements which are as follows: employees must be 21 years of age and have completed 3 months of service with the Company. The 401(K) Plan is currently funded by employee contributions only. Employees may elect to contribute up to, the lesser of, 15% of their salary or $9,500 for 1997, as adjusted to reflect annual federal cost of living increases, or such lesser amount as determined by discrimination tests for the plan.

NOTE 11 -   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments:

      Cash and Cash Equivalents: The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents and restricted cash approximate their fair values.

      Borrowings/Bank Mortgages: The fair value for borrowings/bank mortgages is generally estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

     The carrying amounts and fair values of the Company's significant financial instruments at March 31, 1997 are as follows:

                                      Carrying          Fair Value
                                      Amount

Cash and cash                         $  103,316        $  103,316
 equivalents

Loans payable to shareholders/         3,418,000        (See below)
 directors/related parties

NOTE 11 -   FAIR VALUE OF FINANCIAL INSTRUMENTS (CONT'D)

     It is impracticable to estimate the fair value of the loans payable to shareholders/directors/related parties due to the unavailability of information on comparable instruments.

NOTE - 12   SUBSEQUENT EVENTS

     On May 21, 1997 the Company entered into an Asset Purchase Agreement with an unrelated party (the "Buyer"), whereby the Buyer acquired from the Company, the StoreKare Software for Subway (including the software source code) and certain other related assets.

The purchase price of the assets is the sum of the following:

      (a) $55,000 was paid to the Company on May 21, 1997 upon signing the agreement,

      (b) the greater of either $5,000 per month for 24 months after the date of agreement or 10% of gross sales, of any software that is an associative or derivative of the Software for Subway, during the first 24 months after the date of the agreement,

      (c) quarterly payments of 10% of gross sales, of any software that is an associative or derivative of the Software for Subway, for the 25th through 60th month after the date of the agreement, and

      (d) if the Buyer introduces a new system to Subway, the unrelated party shall pay the Company on a quarterly basis, for a period of five years after the date of this agreement, 10% of the gross margins on hardware and software sales of such product to Subway (exclusive of any software or hardware developed exclusively by the Buyer).

NOTE 13 -   LIQUIDITY

      Through March 31, 1997 the Company has incurred significant operating losses and has a working capital deficiency. Since March 1995 through May 31, 1997 two majority shareholders/directors of the Company and their related entities have provided funding to the Company in the form of loans totalling $3,160,500 of which $1,238,000 was received during fiscal 1997. These loans are due on demand. If additional funding is not obtained from these two shareholders/directors and their related entities, through an offering or alternate sources of funding of which none have presently been identified, the Company would have to curtail operations and/or take other actions. Based on these conditions, doubt exists about the ability of the Company to continue as a going concern. The financial statements for the year ended March 31, 1997 do not include adjustments relating to the recoverability and classification of the recorded carrying value of assets or the amounts or classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

                                    F-19
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following persons are the directors and executive officers of the Company as of March 31, 1997. All directors are elected by the shareholders to serve until the next meeting of shareholders or until their successors are duly elected and qualified. Officers are elected by the Board of Directors to serve at the pleasure of the Board.


            Name                   Age            Position

     Calvin S. Shoemaker            56      President/Chief Executive
                                                  Officer/Director

     Melvin T. Goldberger           77      Treasurer/Director

     Roger N. Oesterling            54      Executive Vice President

     Douglas A. Beard               65      Executive Vice President

     Gary S. Spirer                 52      Director

     David H. Peipers               40      Director

     C. Shelton James               57      Director


     Calvin S. Shoemaker. Mr. Shoemaker has been an officer and director of the Company since May 1993. Mr. Shoemaker was a founder and President of Flashpoint Computer Corp. from 1986 through 1993. Mr. Shoemaker was with Northridge Corp. from 1984 through 1986; Vice President of Sales and Marketing of Timeplex from 1983 through 1984 and Vice President of Sales and Marketing for Gould Inc/SEL Computer Systems from 1971 through 1983.
Mr. Shoemaker earned a Bachelor of Science degree from Randolph Macon College.

     Melvin T. Goldberger. Mr. Goldberger has been an officer of the Company since July 1993 and a director since January 1994. Mr. Goldberger has been President of Seventh Investment Bancing Corp. since 1972 to date and is also the President of MTG Development Inc. From 1968 through 1971 he was Chairman of the Board of Vector Company. Mr. Goldberger serves as a member of the Board of Directors of Mae Volen Senior Citizen Center. He is also a member of the Board of Governors of the Florida Philharmonic Orchestra and has served as its Treasurer for the past three years. Mr. Goldberger earned a Bachelor of Science degree from Ohio State University.

     Roger N. Oesterling. Mr. Oesterling has been an officer of the Company since May 1993. Mr. Oesterling was Senior Engineering Director of Racal Milgo Inc. from 1989 through 1991 and Senior Director of Network Management from 1985 through 1989. He was a business manager of Timeplex Inc. from 1984 through 1985 and held various positions as director and manager of Gould Inc./SEL Computer Systems from 1973 through 1984. Mr. Oesterling earned a Bachelor of Science degree from Grove City College.


     Douglas A. Beard. Mr. Beard has been an officer of the Company since November 1993. From 1990 through 1991 Mr. Beard was a Director of Atlantix Corporation. Mr. Beard was a Senior Director of Gould Inc./SEL Computer Systems from 1985 through 1990 and held various positions including Director of World-Wide Support Services, Director of Systems Engineering and Director of Sales Support from 1972 through 1981. He was a Director of World-Wide Customer Service for Modcomp from 1981 through 1985. Mr. Beard attended Plymouth and Devonport College of Technology in the United Kingdom and earned a Bachelor of Science degree.

     Gary S. Spirer. Mr. Spirer was elected as a director of the Company on May 13, 1993. Prior to that date, he served as a member of the Company's Advisory Board. Mr. Spirer is President of Capital Hill Group, Inc. since 1981 which provides consulting services to the Company. He is also a director of Buckeye Communications Inc. Mr. Spirer holds a B.A. from New York University where he graduated Magna Cum Laude and Phi Beta Kappa, and he holds an M.B.A. from Columbia University. Mr. Spirer is the sole shareholder of Capital Hill Investment Corporation, a real estate investment company.

     David H. Peipers. Mr. Peipers was elected as a director of the Company on May 13, 1993. Among other activities, Mr. Peipers is President of Peipers & Co. Inc., an investment firm dealing with securities and venture capital, since 1982. He also has been a general partner of the Winsome Limited Partnership, which makes long term investments in the securities of both public and private companies, since 1989. He is a founder and Chairman of Segrets, Inc., a Beverly, Massachusetts-based women's sportswear manufacturer, and Bedminster Bioconversion Corporation, an environmental company based in Cherry Hill, New Jersey. Mr. Peipers holds an A.B. from Harvard University (1978) and a J.D. from Harvard Law School (1981).

     C. Shelton James. Mr. James was elected as a director of the Company on May 13, 1993. Prior to that date he served as a member of the Company's Advisory Board. Mr. James is President of Fundamental Management Corp. and Chairman and Chief Executive Officer of Elcotel Inc. since May 1991. He was President of the Computer Systems Division of Gould, Inc. from 1980 through 1989 and Executive Vice President of Gould's Information System Business Section from 1985 through 1989. He provides consulting services to the Company pursuant to a May 1993 agreement. Mr. James has been a director of NAI Inc. since 1990, Harris Computer Systems Inc. since September 1994, CSPI since December 1994 and Group Long Distance Inc. since October 1995. He earned a Bachelors of Business Administration degree from Clarkson University and a Masters of Business Administration from New York University.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's outstanding Common Stock, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by SEC regulation to furnish the Company with copies of all such reports they file.

      To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representation that no other reports were required. All Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners have been complied with.


ITEM 10.             EXECUTIVE COMPENSATION:

                                Annual Compensation                       Awards           Payouts
                                                   Other       Restricted                              All
                                                 Other Annual    Stock          Options/    LTIP      Other
Name and            Fiscal    Salary     Bonus    Compensa-      Awards           SARs     Payouts   Compensa-
Position             Year       ($)       ($)     tion ($)      (# Shares)(1)         (#)       ($)      tion ($)


Calvin Shoemaker     1995     75,000      4,123         0              0             0        0           0
President/Chief      1996     75,000     13,846         0        400,000             0        0           0
Executive Officer    1997     75,000     13,047         0        400,000             0        0           0

All executive (2)
officers as a        1995    260,000      6,479         0              0             0        0           0
group (four          1996    263,334     38,496         0        785,000             0        0           0
persons)             1997    209,626     36,242         0        730,000             0        0           0


  (1) The number of shares granted as restricted stock awards to executive officers in fiscal 1996 have been adjusted since options for 400,000 shares for Calvin Shoemaker and for 635,000 shares for all executive officers were cancelled and replaced with new options in fiscal 1997. The new options are included in the fiscal 1997 restricted stock awards.

  (2) The current executive officers joined the Company during fiscal 1994. The total compensation for all officers as a group includes amounts paid to former executive officers totalling $65,000 and $76,986 and $5,417 for fiscal 1995,
       1996 and 1997, respectively.

       During fiscal 1997 the following stock options were issued to executive officers:

                                    Number of     Exercise    Expiration
         Name                        Shares         Price        Date

     Calvin Shoemaker                 400,000      $  .32        2001

     Roger Oesterling                 195,000         .32        2001

     Douglas Beard                    135,000         .32        2001


ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT:

     The following table sets forth, as of June 13, 1997, certain information regarding the amount and percentage of Common and Preferred Stock beneficially owned by each person known by the Company to own more than five percent of its outstanding Common and Preferred Stock, each director of the Company and all officers and directors as a group.

                                        Amount of
Name and Address                        Beneficial          Percentage
Beneficial Owner of                    Ownership of          of Voting
Identity of Group                     Common Stock(1)      Securities(1)

Calvin S. Shoemaker(4)                     80,091              1.18%
500 Fairway Drive, Suite 104
Deerfield Beach, FL 33441

Gary S. Spirer(1)(5)                      106,300              1.56%
150 E. 58th Street
New York, NY 10155

Capital Hill Group(5)                       3,945               .06%
Gary Spirer, President
150 E. 58th Street
New York, NY 10155


David H. Peipers(1)(3)                    315,811              4.64%
610 Fifth Avenue #605
New York, NY  10020

Cornerhouse Ltd. Ptshp.(3)                837,294             12.29%
David Peipers, G.P.
610 Fifth Avenue #605
New York, NY  10020

Winsome Ltd. Ptshp(3)                     603,909              8.87%
David Peipers, G.P.
610 Fifth Avenue #605
New York, NY  10020

Segrets, Inc.(3)                        1,312,421             19.27%
David Peipers, Chairman
66 Cherry Hill Drive
Beverly, MA 01915

C. Shelton James(1)(6)                      9,973               .15%
4000 Hollywood Blvd.
Hollywood, FL 33021

Fundamental Management Corp.(6)                93               .001%
C.S. James, President
4000 Hollywood Blvd.
Hollywood, FL 33021

Fundamental Active
  Investors Ltd II(6)                   1,190,014             17.47%
Fundamental Mgmt Corp., G.P.
4000 Hollywood Blvd.
Hollywood, FL 33021

Melvin Goldberger(1)(2)                    20,333               .30%
1700 South Dixie Highway
Boca Raton, FL  33432

Seventh Investment
  Bancing Corp.(2)                        122,229              1.80%
Melvin Goldberger, President
1700 South Dixie Highway
Boca Raton, FL  33432

All Directors and
Executive Officers as
a Group (7 persons) (7)                 4,668,926             68.54%

____________________________

(1) Stock options were granted to four directors of the Company in August 1996. Each director received an option for 25,000 shares of Common Stock at an exercise price of $.32 per share.

(2) Includes 131,229 shares of Common Stock and 11,033 shares of Preferred Stock (held by Melvin Goldberger, trustee for the Grace Goldberger Trust).

(3) Includes 2,886,101 shares of Common Stock and 183,334 shares of Preferred Stock.

(4)   Includes 63,424 shares of Common Stock and 16,667 shares of
      Preferred Stock.

(5) In May 1993 the 1991 agreements between the Company and Capital Hill Group were amended. Under the amended Financial Consulting Agreement, as additional compensation for services to be provided by CHG, the Company granted to CHG a five year option for 161,806 shares of Common Stock at an exercise price of $.10. All unexercised options previously granted to CHG and/or Gary Spirer were cancelled as of the date of this amendment. This option has been adjusted to 89,869 shares pursuant to the May 1993 consulting agreement.

(6) Pursuant to the Company's agreement with Fundamental Management Corp. and its president, a stock option for 28,801 shares of Common Stock which represents 1% of the potentially fully diluted stock at the time of closing the Preferred Stock offering at an option price of $1.50. This option is immediately exercisable and the underlying shares of Common Stock will be registered. This option will be issued 50% to Fundamental and 50% to its president.

(7) As part of the units sold in a September 1993 offering, these executive officers and directors have warrants for 447,138 shares of Common Stock at an exercise price of $1.00 per share.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

     Pursuant to a May 1993 agreement between the Company and Fundamental Management Corp. ("Fundamental"), a fee of $25,000 was approved to be paid in installments to Fundamental based on the amount of proceeds received from the 1993 Preferred Stock offering. The first installment of $8,333 was paid in May 1993 and $16,667 is included in accounts payable due to shareholders/officers/directors, at March 31, 1997.

     Two shareholder/directors of the Company and their related entities have provided short term loans to the Company totalling $3,018,000, of which $80,000 was received in March 1995, $1,700,000 was received during fiscal 1996 and $1,238,000 was received during fiscal 1997. These loans accrue interest at 10% per annum, $343,043 through March 31, 1997 and are due on demand. During the period April 1, through May 31, 1997 additional short term loans of $ 142,500 were provided to the Company. In December 1996, the Company collateralized these loans with the StoreKare software and documentation. In June 1997 a Financing Statement was filed to perfect the security interest.

     In May 1993, the Company and Capital Hill Group Inc. ("CHG"), an investment banking firm providing services to the Company since 1988, entered into an amendment (the "Amendment") to the January 1991 Consulting and Finder's Agreements. The Amendment extended the expiration date of these agreements until December 31, 1996 and called for payment of $5,500 per month beginning June 1, 1993. The Company incurred consulting fees to CHG of $49,500 and $66,000 during fiscal 1997 and 1996, respectively, which are included in other selling, general and administrative expenses in the Statements of Operations. As additional compensation for services to be provided by CHG, the Company granted CHG a five year option for 161,806 shares based on the proceeds of $2,000,000 from the February 1993 Series B preferred convertible stock offering (the "Preferred Offering") at an exercise price of $.10 per share which was less than the market value of $1.5625 per share in May 1993. This option has been adjusted to 89,869 shares pursuant to the terms of the Amendment as the Company only received gross proceeds of $1,082,600. All amounts owed by CHG to the Company or by the Company to CHG were considered fully satisfied by the Amendment. All unexercised options previously granted to CHG and/or its president were also cancelled. CHG received compensation of $38,333 in lieu of any compensation that would be due and payable under the Finder's Agreement in connection with proceeds from Common and Preferred Stock offerings through the date of the Amendment. This amount was recorded as offering costs and therefore netted with the proceeds of the Preferred Offering. In addition, the Company reimbursed CHG for legal expenses of $21,500 related to the Preferred Offering which amounts were also recorded as offering costs and therefore netted with the proceeds from the Preferred Offering.
     In connection with the Finder's agreement, in the event CHG introduces a party to the Company which results in the Company consummating a debt or equity financing with such third party, or if CHG does not introduce such party to the Company but the Company otherwise requests CHG's assistance in structuring such transaction, CHG will be entitled to a finder's fee of 5% of the first $1,000,000 value of such transaction, 4% of the next $1,000,000, 3% of the next $1,000,000, 2% of the next $1,000,000 and 1% of the any balance. In addition, in the event CHG should act as an underwriter of such financing, or participate as a member of the underwriting syndicate, or otherwise act as a broker/reseller in the placement of such financing, CHG shall not be entitled to receive the finder's fee as to that portion of financing in which it participated; however, CHG shall receive a commission (the "Broker's Commission") identical to the commission paid to other participating broker/resellers in an amount not exceeding 10% on that portion of the financing in which it participated, payable in cash at the closing of the transaction, provided that (i) CHG is a member in good standing of the National Association of Securities Dealers, Inc. ("NASD") at the time of the financing, (ii) it is duly registered as a broker/reseller in all applicable jurisdictions in which registration is a pre-requisite to the payment of the Broker's Commission and (iii) such payment is permissible under the NASD's rules and regulations. As of March 31, 1997 finders fees of $493,000 have been accrued. The Company accrued finders fees of $100,500 and $166,000 during fiscal 1997 and 1996 respectively which are included in other selling general and administrative expenses in the Statements of Operations.


ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K:

             The following documents are filed as part of this report:
      (a)    Exhibits


             Exhibit #   Description of Exhibit

             3.1      Certificate of Incorporation, as
                      amended, through September 19, 1992,
                      is incorporated herein by reference
                      to the Registration Statement on Form
                      S-18, File No. 33-27977-A, as decla-
                      red effective on July 10, 1989, as
                      amended by Post-Effective Amendment
                      No. 1 declared effective on September
                      12, 1990, as amended by Post-Effec-
                      tive Amendment No. 2 declared effec-
                      tive on November 15, 1991 (collec-
                      tively, the "Registration Statement",
                      the Annual Report on Form 10-K for
                      the fiscal year ended March 31, 1990,
                      File No. 0-18184 filed June 29, 1990
                      ("1990 10-K"), and the Annual Report
                      on Form 10-K for the fiscal year
                      ended March 31, 1991, File No. 0-
                      18184 filed July 13, 1991 ("1991 10-
                      K").

             3.2      Amended Certificate of Designation of
                      Preferences Right and Limitations
                      dated November 1, 1991 is incorporat-
                      ed herein by reference to the Regis-
                      tration Statement on Form S-1, as
                      amended, File No. 33-44402, declared
                      effective by the Commission on May
                      15, 1992 ("Form S-1").

             3.3      The Bylaws are incorporated herein by
                      reference to the Registration State-
                      ment.

             3.4      Certificate of Amendment of the Cer-
                      tificate of Incorporation dated No-
                      vember 4, 1996 is incorporated herein
                      by reference to schedule 14C filed on
                      November 5, 1996.

             4.1      Warrant Agreement between the Regis-
                      trant and Interwest Transfer Company
                      is incorporated herein by reference
                      to the 1990 10-K.

             4.2      Certificates of Designations, Prefer-
                      ences Rights and Limitations - Series
                      B Convertible Redeemable Preferred
                      Stock dated February 17, 1993 and
                      amended April 14, 1993 is incorporat-
                      ed herein by reference to the 1993
                      10-KSB.

             4.3      Amended Certificate of Designation of
                      Preferences Right and Limitations
                      Series B Convertible Redeemable Pre-
                      ferred Stock dated March 23, 1993 is
                      incorporated by reference to the 1993
                      10-KSB.

             4.4      Copy of letter to shareholders dated
                      May 14, 1993 from President of the
                      Company references reverse one-for-
                      ten stock split of the Company's
                      Common Shares, effective June 1, 1993
                      (the "Reverse Stock Split") is incor-
                      porated by reference to the 1993 10-
                      KSB.

             4.5      Copy of Directors' Consent authoriz-
                      ing the Reverse Stock Split dated May
                      11, 1993 is incorporated by reference
                      to the 1993 10-KSB.

             4.6      Form of Specimen Common Stock Certif-
                      icate reflecting the Reverse Stock
                      Split is incorporated by reference to
                      the 1993 10-KSB.

             10.1     May 13, 1993 Financial Consulting
                      Agreement between the Registrant and
                      Capital Hill Group, Inc. ("Financial
                      Consulting Agreement") is incorporat-
                      ed herein by reference to the 1991
                      10-K.

             10.2     Amendment to Financial Consulting
                      Agreement dated May 13, 1993 is in-
                      corporated herein by reference to the
                      1993 10-KSB.

             10.3     Option for Capital Hill Group, Inc.
                      to Purchase Common Stock is incorpo-
                      rated by reference to the 1991 10-K.

             10.4     Finder's Agreement between the Regis-
                      trant and Capital Hill Group, Inc.
                      ("Finder's Agreement") is incorporat-
                      ed by reference to the 1991 10-K.

             10.5     Amendment to Finder's Agreement,
                      dated May 13, 1993 is incorporated by
                      reference to the 1993 10-KSB.

             10.8     Agreement dated September 16, 1994
                      between Fujitsu-ICL Systems, Inc. and
                      the Registrant (confidential treat-
                      ment has been granted for portions of
                      this exhibit) is incorporated by
                      reference to the 1995 10-KSB.

             10.9     Solution Provider agreement between
                      NCR Corporation and the Registrant
                      dated February 7, 1994 is incorporat-
                      ed herein by reference to the 1994
                      10-KSB.

             10.10    Common Stock Purchase Warrant between
                      the Company and Gary S. Spirer, dated
                      May 13, 1993 is incorporated herein
                      by reference to the 1993 10-KSB.

             10.11    Consulting Agreement between the
                      Company and C. Shelton James and
                      Fundamental Management Corporation,
                      dated May 13, 1993 is incorporated
                      herein by reference to the 1993 10-
                      KSB.

             10.12    Promissory Note dated November 7,
                      1992, as amended March 9, 1993 and
                      April 7, 1993, with Baron Coleman as
                      Holder and the Company as Maker is
                      incorporated herein by reference to
                      the 1993 10-KSB.

             10.14    Letter of Understanding between the
                      Company and Omron Systems of America
                      dated April 29, 1992 is incorporated
                      herein by reference to the 1993 10-
                      KSB.

             10.16    1995 Company Stock Option Plan is
                      incorporated herein by reference to
                      the 1996 10-KSB.

             21.      Subsidiaries of the Registrant is
                      incorporated by reference to the 1991
                      10-K.

             22.      Information Statement sent on October
                      9, 1996, to notify shareholders of
                      the Company's intention to file a
                      certificate of Amendment to its Cer-
                      tificate of Incorporation, decreasing
                      the amount of authorized shares of
                      Common Stock and Preferred Stock, is
                      herein incorporated by reference to
                      Schedule 14C filed on November 5,
                      1996.

             23.      Consent of Ernst & Young LLP

             27.      Financial Data Schedule for the Year
                      Ended March 31, 1997


      (b)    Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the three months ended March 31, 1997.


                                SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SK Technologies Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               SK TECHNOLOGIES CORPORATION,
                               a Delaware corporation


Date:  June 30, 1997          By:    /s/ Calvin S. Shoemaker
                                    Calvin S. Shoemaker, President


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature                  Title                      Date


/s/ Calvin S. Shoemaker     President/Chief           June 30, 1997
Calvin S. Shoemaker         Executive Officer/
                            Director

/s/ Melvin T. Goldberger    Treasurer/Director/       June 30, 1997
Melvin T. Goldberger        Principal Accounting
                            Officer

/s/ C. Shelton James        Director                  June 30, 1997
C. Shelton James

David Peipers               Director

Gary Spirer                 Director