Form 10QSB
period 1997-06-30
SK TECHNOLOGIES CORP
filed 1997-08-14
CIK 847777

FORM 10-QSB - QUARTERLY REPORT
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549



          [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1997


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

      Common Stock, $.001 Par Value = 6,357,828 shares as of July
      31, 1997.

                      SK TECHNOLOGIES CORPORATION

                                  INDEX

                               FORM 10-QSB
                    THREE MONTHS ENDED June 30, 1997



PART I.   FINANCIAL INFORMATION                                Page

          Item 1.   Financial Statements . . . . . . . . . . .     1
                    Consolidated Condensed Balance Sheet . . . 2-3 Consolidated Condensed Statements of
                      Operations . . . . . . . . . . . . . . .     4
                    Consolidated Condensed Statements of
                      Cash  Flows  . . . . . . . . . . . . . .     5
                    Notes to the Consolidated Condensed
                    Financial Statements . . . . . . . . . . .     6

          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results
                     of Operations . . . . . . . . . . . . . .   7-8

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings  . . . . . . . . . . . .      9
          Item 2.  Changes in Securities  . . . . . . . . . .      9
          Item 3.  Defaults Upon Senior Securities  . . . . .      9
          Item 4.  Submission of Matters to a Vote
                     of Security Holders  . . . . . . . . . .      9
          Item 5.  Other Information  . . . . . . . . . . . .      9
          Item 6.  Exhibits and Reports on Form 8-K . . . . .      9

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . .     10

     PART I.     FINANCIAL INFORMATION

      Item 1.     Financial Statements

                  The interim financial information included herein is unaudited. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's 1997 Annual Report on Form 10-KSB. Other than indicated herein, there have been no significant changes from the financial data published in said report. In the opinion of management, such unaudited information reflects all adjustments, consisting only of normal recurring accruals and other adjustments as disclosed herein, necessary for a fair presentation of the unaudited information below.

                  Results for interim periods are not necessarily indicative of results expected for the full year.

                  Certain amounts in the prior periods' consolidated financial statements have been reclassified to conform to the current periods' presentation. These reclassifications do not materially impact the prior periods' consolidated financial statements.

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEET
                           June 30, 1997

                              ASSETS


Current Assets:
  Cash                                              $  86,991
  Trade accounts receivable, net of
    allowance for doubtful accounts
    of $38,486                                         36,223
  Inventories                                          20,969
  Other current assets                                  1,621
  Current portion of installment
    accounts receivable                                60,000
                                                    ---------
     Total Current Assets                             205,804

Property and Equipment, Net                           109,715

Other Assets:
  Software development costs,
    net of accumulated amortization
    of $460,489                                       440,223
  Other, net                                           22,682
  Installment accounts receivable,
    less current portion                               55,000
                                                    ---------
    Total Other Assets                                517,905
                                                    ---------
                                                    $ 833,424
                                                    =========

                    (Continued on following page)
                                - 2 -

          SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED BALANCE SHEET (CONT'D)
                           June 30, 1997

                LIABILITIES AND CAPITAL DEFICIENCY


Current Liabilities:
  Accounts payable                                 $   46,896
  Accrued expenses                                    108,693
  Due to shareholders/officers/directors            1,214,226
  Current portion of capital lease
    obligations                                        17,010
  Deferred income                                     113,212
  Loans payable shareholders/directors              3,190,500
                                                  -----------
  Total Current Liabilities                         4,690,537

Notes payable to shareholder                          400,000

Deferred gross profit on installment sale              92,257

Capital lease obligations, less current
  portion                                              20,196

Capital Deficiency:
  Convertible Preferred Stock, $.001
    par value, 5,000,000 shares
    authorized, 1,000,000 shares
    designated as convertible Series B
    Preferred Stock, 488,399 shares
    issued and outstanding                                488
  Common stock, $.001 par value,
    25,000,000 shares authorized,
    6,323,828 shares issued and
    outstanding                                         6,324
  Additional paid-in capital                       12,117,031
  Accumulated deficit                             (16,493,409)
                                                  -----------
    Capital Deficiency                             (4,369,566)
                                                  -----------
                                                   $  833,424
                                                  ===========

                             See accompanying notes.
                                      - 3 -

                 SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED JUNE 30, 1997 AND 1996


                                                  1997             1996
Revenues:
  Equipment, software sales and
    support                                   $   236,389      $   193,149

Cost of Revenues:
  Cost of equipment sold                           25,877           24,301
  Amortization of software development
    costs                                          59,611           32,619
  Research and development expenses                24,061           47,599
                                             ------------      -----------
                                                  109,549          104,519
                                             ------------      -----------
Gross Profit                                      126,840           88,630

Selling, General and Administrative
Expenses:
  Compensation and payroll taxes                  282,195          271,499
  Other selling, general and
    administrative expenses                       103,264          202,219
                                             ------------      -----------
                                                  385,459          473,718
                                             ------------      -----------
Operating loss                                   (258,619)        (385,088)

Other (Expenses) Income:
  Gross profit on installment sale                 48,134                -
  Interest expense                                (89,487)         (72,690)
  Other, net                                        1,413           10,225
                                             ------------      -----------
Total Other Expenses                              (39,940)         (62,465)
                                             ------------      -----------
Net loss                                     $   (298,559)     $  (447,553)
                                             ============      ===========
Loss per common share                        $       (.05)     $      (.07)
                                             ============      ===========
Weighted Average Number of
  Common Shares Outstanding                     6,278,041        6,098,773

                             See accompanying notes.
                                      - 4 -




                  SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED JUNE 30, 1997 AND 1996

                                                       1997           1996
Net cash used in operating activities               $  (81,286)   $  (334,123)

Cash Flows From Investing Activities:
  Additions to software development costs              (48,744)       (69,349)
  Purchases of property and equipment                   (3,865)             -
  Net (increase) decrease in other assets              (52,476)         7,866
  Proceeds from sale of property                             -        234,841
                                                    ----------    -----------
      Net cash (used in) provided by
        investing activities                          (105,085)       173,358

Cash Flows From Financing Activities:
  Proceeds from loans from shareholders/directors      172,500        435,000
  Principal payments on bank mortgages                       -       (200,377)
  Principal payments on notes payable to
    related parties/shareholders                             -         (2,525)
  Principal payments on capital lease obligations       (2,454)        (3,178)
                                                    ----------    -----------
      Net cash provided by financing
        activities                                     170,046        228,920
                                                    ----------    -----------
      (Decrease) increase in cash                      (16,325)        68,155

Cash at beginning of period                            103,316         74,531
                                                    ----------    -----------
Cash at end of period                               $   86,991    $   142,686
                                                   ===========    ===========

                            See accompanying notes.
                                     - 5 -



                   SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
             NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         THREE MONTHS ENDED JUNE 30, 1997

Note 1 - ACCOUNTS RECEIVABLE - INSTALLMENT SALE

      On May 21, 1997 the Company entered into an Asset Purchase Agreement (the "Agreement") with an unrelated party (the "Buyer"), whereby the Buyer acquired from the Company, the StoreKare Software for Subway (including the software source code) and certain other related assets. The Company will receive a minimum of $175,000 of which $55,000 was received upon signing the Agreement. The Company will receive 24 monthly payments of, the greater of $5,000 or 10% of gross sales of the Buyer, of any software that is an associative or derivative of the software for Subway. The sale is recorded as an installment sale with revenues recognized over 24 months as cash is received. The Company recognized gross profit of $48,134 during the three months ended June 30, 1997 as reflected on the Statement of Operations. At June 30, 1997 the Balance Sheet reflects installment accounts receivable of $115,000 and deferred gross profit of $92,257 from this sale.

Note 2 - LOANS PAYABLE SHAREHOLDERS/DIRECTORS

      Two shareholders/directors of the Company and their related entities have provided short term financing to the Company totalling $3,190,500 through June 30, 1997 of which $172,500 was received during the three months ended June 30, 1997. Additional loans of $70,000 were made to the Company in July 1997. These loans accrue interest at the rate of 10% per annum, $420,771 has been accrued through June 30, 1997 of which $77,728 was accrued during the three months ended June 30, 1997. In December 1996, the Company collateralized these loans with the StoreKare software and documentation.

Note 3 - DEFERRED INCOME AND REVENUE RECOGNITION

      Deferred income consists of maintenance and support revenues of $21,529, as such revenue is recognized ratably over the term of the contract, and a $91,683 prepayment from an unrelated party for products to be shipped to resellers of this unrelated party with revenues to be recognized as such products are shipped. Pursuant to a 1994 agreement between the Company and this unrelated party, this party agreed to purchase products from the Company to a value of $500,000 with a provision for quarterly payments. At June 30, 1997, $367,573 is due to the Company pursuant to this agreement but is not included in the consolidated balance sheet at June 30, 1997 since the party has notified the Company of its intention to terminate the agreement. On October 18, 1996 the Company filed a Demand for Arbitration in regard to this agreement.

NOTE 4 - LIQUIDITY

      Through June 30, 1997, the Company has incurred significant operating losses and has a working capital deficiency. Since March 1995 through July 31, 1997 two majority shareholders/directors of the Company and their related entities have provided funding to the Company in the form of loans totalling $3,260,500 of which $172,500 was received during the three months ended June 30, 1997 and $70,000 was received in July 1997. These loans are due on demand. If additional funding is not obtained from these two shareholders/directors and their related entities, through an offering or alternate sources of funding, of which none have presently been identified, the Company would have to curtail operations and/or take other actions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

General

      The Company is engaged in developing, manufacturing and marketing point-of-sale and store management software for general and specialty retailers (hard and soft goods merchants).

      The goal of the Company has been to design feature-rich, flexible, simple and yet affordable software, that a retail store owner with limited computer experience could learn and use without extensive training and support. The result of that goal is the Company's StoreKare product family, a series of proprietary software modules, that provide the required information processing for a wide range of retail operations.

      Except for historical information contained herein, certain matters set forth in this Form 10-QSB are forward looking and involve a number of risks and uncertainties that could cause future results to differ materially from these statements and trends. Such factors include but are not limited to, significant changes in economic conditions, competition in the Company's markets, changes in technology and the continued availability of funding from third parties.

Liquidity and Capital Resources

      The Company sustained a net loss of $298,559 and $447,553 for the three months ended June 30, 1997 and 1996, respectively. The Company's working capital deficiency increased from $(4,267,106) at March 31, 1997 to $(4,484,733) at June 30, 1997. This increase was mainly due to the receipt of short term loans of $172,500 and the related interest of $77,728 accrued during the three months ended June 30, 1997, from two shareholders/directors and their related entities.

     During the three months ended June 30, 1997 and 1996, the Company capitalized $48,743 and $69,349, of development costs. Amortization of development costs was $59,611 and $32,619, for the three months ended June 30, 1997 and 1996, respectively. The Company, subject to the availability of working capital, anticipates incurring a comparable amount of development costs for the remainder of fiscal 1998 as it continues to develop new features for the StoreKare retail point-of-sale and back office module products and continues the development of new StoreKare Windows/NT based product.

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

      Through June 30, 1997, the Company has incurred significant operating losses and has a working capital deficiency. Since March 1995 through July 31, 1997 two majority shareholders/directors and their related entities have provided funding to the Company in the form of loans totalling $3,260,500, of which $172,500 was received during the three months ended June 30, 1997 and $70,000 was received in July 1997. The loans are due on demand and accrue interest at 10% per annum. Through June 30, 1997 interest in the amount of $420,771 has been accrued on these loans, of which $77,728 was accrued during the three months ended June 30, 1997. These two shareholders/directors are actively involved with management of the Company. While no assurance can be made, the Company believes that these shareholders/directors and their related entities will continue to fund the Company. However, if additional funding is not obtained from these shareholders/directors and their related entities, the Company would have to seek other sources of funding of which none have presently been identified, or the Company would have to curtail operations and/or take other actions.

Results of Operations

      For the three months ended June 30, 1997 and 1996, the Company reported a net loss of $298,559 and $447,553, respectively. Revenues for the three months ended June 30, 1997 were $236,389 and $193,149 from equipment and software sales and support.

      Amortization of software development costs was $59,611 and $32,619, for the three months ended June 30, 1997 and 1996 respectively. In addition, the Company expensed $24,061 and $47,599, respectively of research and development costs during the three months ended June 30, 1997 and 1996, respectively.

      Total selling, general and administrative expenses decreased from $473,718 to $385,459 for the three months ended June 30, 1996 and 1997, respectively. There was a decrease of 49% in other selling, general and administrative expenses, which can be attributed to a reduction in consulting, legal and other fees, travel, telephone expenses and other overhead costs. The Company anticipates that total selling, general and administrative expenses for the remainder of fiscal 1998 will remain consistent with the first quarter of fiscal 1998.

      The Company incurred interest expense of $89,487 and $72,690, during the three months ended June 30, 1997 and 1996 respectively. Interest expense was incurred on loans from shareholders/directors, of $77,728 and $50,079, during the three months ended June 30, 1997 and 1996, respectively. As of June 30, 1997 and 1996, loans from shareholders/directors were $3,190,500 and $2,215,000 respectively.

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

      Not applicable

Item 3.  Defaults Upon Senior Securities.

      Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

      Not applicable

Item 5.  Other Information.

      On July 1, 1997 and as amended on July 11, 1997, the Company filed a Form S-8 to register 1,400,000 shares of Common Stock which may be issued pursuant to the exercise of options granted under the 1995 Company Stock Option Plan.

Item 6.  Exhibits and Reports on Form 8-K.

      a)    Exhibits.

            27. Financial Data Schedule for the quarterly period ended June 30, 1997.

      b)    Reports on Form 8-K

            On June 4, 1997 the Company filed a report on Form 8-K with the Securities and Exchange Commission. Such Form 8-K reported the following:

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





                                           SK Technologies Corporation
                                                   (Registrant)



Date: August 14, 1997                        /s/ Calvin S. Shoemaker
                                        President, Chief Executive Officer



Date: August 14, 1997                        /s/ Melvin T. Goldberger
                                   Treasurer, Principal Accounting Officer