Form 10QSB
period 1997-09-30
SK TECHNOLOGIES CORP
filed 1997-11-10
CIK 847777

FORM 10-QSB - QUARTERLY REPORT
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549



             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997


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

      Common Stock, $.001 Par Value = 6,357,828 shares as of October 31,
      1997.

                       SK TECHNOLOGIES CORPORATION

                                  INDEX

                               FORM 10-QSB
                   SIX MONTHS ENDED September 30, 1997



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

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEET
                        September 30, 1997

                              ASSETS


Current Assets:
  Cash                                              $  66,173
  Trade accounts receivable, net of
    allowance for doubtful accounts
    of $28,505                                         20,923
  Inventories                                          22,466
  Other current assets                                  1,637
  Current portion of installment
    accounts receivable                                60,000
                                                    ---------
     Total Current Assets                             171,199

Property and Equipment, Net                            95,382

Other Assets:
  Software development costs,
    net of accumulated amortization
    of $519,046                                       425,821
  Other, net                                           27,985
  Installment accounts receivable,
    less current portion                               40,000
                                                    ---------
    Total Other Assets                                493,806
                                                    ---------
                                                    $ 760,387
                                                    =========

          SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED BALANCE SHEET (CONT'D)
                        September 30, 1997

                LIABILITIES AND CAPITAL DEFICIENCY


Current Liabilities:
  Accounts payable                                 $   60,818
  Accrued expenses                                     92,525
  Due to shareholders/officers/directors            1,317,683
  Current portion of capital lease
    obligations                                        14,891
  Deferred income                                     114,089
  Loans payable shareholders/directors              3,439,500
                                                  -----------
  Total Current Liabilities                         5,039,506

Notes payable to shareholder                          400,000

Deferred gross profit on installment sale              80,223

Capital lease obligations, less current
  portion                                              12,642

Capital Deficiency:
  Convertible Preferred Stock, $.001
    par value, 5,000,000 shares
    authorized, 1,000,000 shares
    designated as convertible Series B
    Preferred Stock, 454,399 shares
    issued and outstanding                                454
  Common stock, $.001 par value,
    25,000,000 shares authorized,
    6,357,828 shares issued and
    outstanding                                         6,358
  Additional paid-in capital                       12,117,031
  Accumulated deficit                             (16,895,827)
                                                  -----------
    Capital Deficiency                             (4,771,984)
                                                  -----------
                                                   $  760,387
                                                  ===========

                     SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                           Three Months    Three Months     Six Months     Six Months
                                              Ended            Ended           Ended          Ended
                                           September 30,   September 30,   September 30,   September 30,
                                               1997            1996            1997            1996

Revenues:
  Equipment, software sales and
    support                                $    215,167     $   208,739     $   451,556     $   401,888

Cost of Revenues:
  Cost of equipment sold                         50,137          26,772          76,014          51,073
  Amortization of software development
    costs                                        58,557          57,142         118,168          89,761
  Research and development expenses              34,924          42,418          58,985          90,017
                                           ------------     -----------     -----------     -----------
                                                143,618         126,332         253,167         230,851
                                           ------------     -----------     -----------     -----------
Gross Profit                                     71,549          82,407         198,389         171,037

Selling, General and Administrative
Expenses:
  Compensation and payroll taxes                275,245         244,070         557,440         515,569
  Other selling, general and
    administrative expenses                     116,333         172,696         219,597         374,915
                                           ------------     -----------     -----------     -----------
                                                391,578         416,766         777,037         890,484
                                           ------------     -----------     -----------     -----------
Operating loss                                 (320,029)       (334,359)       (578,648)       (719,447)

Other (Expenses) Income:
  Gross profit on installment sale               12,034               -          60,168               -
  Interest expense                              (95,553)        (82,497)       (185,040)       (155,187)
  Other, net                                      1,126          (6,754)          2,539           3,471
                                           ------------     -----------    ------------     -----------
Total Other Expenses                            (82,393)        (89,251)       (122,333)       (151,716)
                                           ------------     -----------    ------------     -----------
Net loss                                   $   (402,422)    $  (423,610)   $   (700,981)    $  (871,163)
                                           ============     ===========    ============     ===========
Loss per common share                      $       (.06)    $      (.07)   $       (.11)    $      (.14)
                                           ============     ===========    ============     ===========
Weighted Average Number of
  Common Shares Outstanding                   6,353,024       6,128,865       6,315,737       6,114,047



                 SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


                                                       1997           1996

Net cash used in operating activities               $ (311,613)   $  (579,250)

Cash Flows From Investing Activities:
  Additions to software development costs              (92,898)      (128,962)
  Purchases of property and equipment                   (4,681)        (1,540)
  Net (increase) decrease in other assets              (42,779)         8,575
  Proceeds from sale of property                             -        240,000
                                                    ----------    -----------
Net cash (used in) provided by
  investing activities                                (140,358)       118,073

Cash Flows From Financing Activities:
  Proceeds from loans from shareholders/directors      421,500        800,000
  Principal payments on bank mortgages                       -       (200,377)
  Principal payments on notes payable to
    related parties/shareholders                             -         (5,130)
  Principal payments on capital lease obligations       (6,672)        (5,576)
                                                    ----------    -----------
Net cash provided by financing
  activities                                           414,828        588,917
                                                    ----------    -----------
(Decrease) increase in cash                            (37,143)       127,740

Cash at beginning of period                            103,316         74,531
                                                    ----------    -----------
Cash at end of period                               $   66,173    $   202,271
                                                   ===========    ===========

Note 1 - ACCOUNTS RECEIVABLE - INSTALLMENT SALE

      On May 21, 1997 the Company entered into an Asset Purchase Agreement (the "Agreement") with an unrelated party (the "Buyer"), whereby the Buyer acquired from the Company, the StoreKare Software for Subway (including the software source code) and certain other related assets. The Company will receive a minimum of $175,000 of which $55,000 was received upon signing the Agreement. The Company will receive 24 monthly payments of, the greater of $5,000 or 10% of gross sales of the Buyer of any software that is an associative or derivative of the software for Subway. The sale is recorded as an installment sale with revenues recognized over 24 months as cash is received. The Company recognized gross profit of $12,034 and $60,168 during the three and six months ended September 30, 1997, respectively, as reflected on the Statement of Operations. At September 30, 1997 the Balance Sheet reflects installment accounts receivable of $100,000 and deferred gross profit of $80,223 from this sale.

Note 2 - LOANS PAYABLE SHAREHOLDERS/DIRECTORS

      Two shareholders/directors of the Company and their related entities have provided short term financing to the Company totalling $3,439,500 through September 30, 1997 of which $249,000 and $421,500 was received during the three and six months ended September 30, 1997, respectively. Additional loans of $80,000 were made to the Company in October 1997. These loans accrue interest at the rate of 10% per annum, $504,228 has been accrued through September 30, 1997 of which $83,457 and $161,185 was accrued during the three and six months ended September 30, 1997, respectively. In December 1996, the Company collateralized these loans with the StoreKare software and documentation.

Note 3 - DEFERRED INCOME AND REVENUE RECOGNITION

      Deferred income consists of maintenance and support revenues of $22,406, as such revenue is recognized ratably over the term of the contract, and a $91,683 prepayment from an unrelated party for products to be shipped to resellers of this unrelated party with revenues to be recognized as such products are shipped. Pursuant to a 1994 agreement between the Company and this unrelated party, this party agreed to purchase products from the Company to a value of $500,000 with a provision for quarterly payments. At September 30, 1997, $367,573 is due to the Company pursuant to this agreement but is not included in the consolidated balance sheet at September 30, 1997 since the party has notified the Company of its intention to terminate the agreement.
On October 18, 1996 the Company filed a Demand for Arbitration in regard to this agreement.

NOTE 4 - LIQUIDITY

      Through September 30, 1997, the Company has incurred significant operating losses and has a working capital deficiency. Since March 1995 through October 31, 1997, two majority shareholders/directors of the Company and their related entities have provided funding to the Company in the form of loans totalling $3,519,500 of which $249,000 and $421,500 was received during the three and six months ended September 30, 1997, respectively, and $80,000 was received in October 1997. These loans are due on demand. If additional funding is not obtained from these two shareholders/directors and their related entities, through an offering or alternate sources of funding, of which none have presently been identified, the Company would have to curtail operations and/or take other actions.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS           OF OPERATIONS:

General

      The Company develops and markets retail store management software for the specialty retail industry. The Company's StoreKare product family is a set of modular information technology products, which offer retailers an affordable, scalable, feature rich application in both Windows and DOS environments.

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

Liquidity and Capital Resources

      The Company sustained a net loss of $402,422 and $700,981, and $423,610 and $871,163, for the three and six months ended September 30, 1997 and 1996, respectively. The Company's working capital deficiency increased from $(4,267,106) at March 31, 1997 to $(4,868,307) at September 30, 1997. This
increase was mainly due to the receipt of short term loans of $421,500 and the
related interest of $161,185    accrued during the six months ended September
30, 1997, from two shareholder/directors and their related entities.

      During the three and six months ended September 30, 1997 and 1996, the Company capitalized $44,154 and $92,898, and $59,613 and $128,962, respectively, of development costs. Amortization of development costs was $58,557 and $118,168, and $57,142 and $89,761, for the three and six months ended September 30, 1997 and 1996, respectively. Subject to the availability of working capital, the Company anticipates incurring a comparable amount of development costs for the remainder of fiscal 1998 as it continues to develop new features for the StoreKare retail point-of-sale and back office module products and continues the development of the new StoreKare Windows/NT based product.

      The Company is continuing to cultivate its reseller base by providing the resellers with support, training and the tools and incentives to sell the product on behalf of the Company. The Company's regional managers support the existing resellers and pursue opportunities to sell the Company's products directly to retail chains and franchises. In May 1997 the Company sold the StoreKare for Subway software and related assets to an unrelated party and discontinued sales to Subway Sandwich and Salads fast food restaurants.

      Through September 30, 1997, the Company has incurred significant operating losses and has a working capital deficiency. Since March 1995 through October 31, 1997, two majority shareholders/directors and their related entities have provided funding to the Company in the form of loans totalling $3,519,500, of which $249,000 and $421,500 was received during the three and six months ended September 30, 1997, respectively, and $80,000 was received in October 1997. The loans are due on demand and accrue interest at 10% per annum. Through September 30, 1997 interest in the amount of $504,228 has been accrued on these loans, of which $83,457 and $161,185 was accrued during the three and six months ended September 30, 1997, respectively. These two shareholders/directors are actively involved with management of the Company. While no assurances can be made, the Company believes that these shareholders/directors and their related entities will continue to fund the Company. However, if additional funding is not obtained from these shareholders/directors and their related entities, the Company would have to seek other sources of funding of which none have presently been identified, or the Company would have to curtail operations and/or take other actions.

Results of Operations

      For the three and six months ended September 30, 1997 and 1996, the Company reported a net loss of $402,422 and $700,981, and $423,610 and $871,163, respectively. Revenues for the three and six months ended September 30, 1997 and 1996 were $215,167 and $451,556, and $208,739 and $401,888, respectively, from equipment and software sales and support.

      Amortization of software development costs was $58,557 and $118,168, and $57,142 and $89,761, for the three and six months ended September 30, 1997 and 1996, respectively. In addition, the Company expensed $34,924 and $58,985, and $42,418 and $90,017 for the three and six months ended September 30, 1997 and 1996, respectively.

      Total selling, general and administrative expenses decreased from $890,484 for the six months ended September 30, 1996 to $777,037 for the six months ended September 30, 1997. There was a decrease of 41% in other selling, general and administrative expenses from September 30, 1996 to September 30, 1997 which can be attributed to a reduction in consulting, legal and other fees, travel, telephone and other overhead costs. The Company anticipates that total selling, general and administrative costs for the remainder of fiscal 1998, will remain consistent with the first six months of fiscal 1998.

      The Company incurred interest expense of $95,553 and $185,040, and $82,497 and $155,187 during the three and six months ended September 30, 1997 and 1996, respectively. Interest expense was incurred on loans from shareholders/directors of $83,457 and $161,185 during the three and six months ended September 30, 1997 as compared to interest expense of $60,326 and $110,405 for the three and six months ended September 30, 1996, respectively.

Seasonality

      The Company believes that seasonality has not historically had any material impact on its business. However, during the winter holiday season retail businesses typically delay the installation and/or purchase of any capital assets such as our StoreKare product.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

      Not applicable

Item 2.  Changes in Securities.

      Not applicable

Item 3.  Defaults Upon Senior Securities.

      Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

      Not applicable

Item 5.  Other Information.

      The Company did not file any reports on Form 8-K during the three months ended September 30, 1997.

Item 6.  Exhibits and Reports on Form 8-K.

      a)    Exhibits.

            27. Financial Data Schedule for the quarterly period ended September 30, 1997.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, SK Technologies Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                           SK Technologies Corporation
                                                   (Registrant)



Date: November 10, 1997                      /s/ Calvin S. Shoemaker
                                        President, Chief Executive Officer



Date: November 10, 1997                      /s/ Melvin T. Goldberger
                                     Treasurer, Principal Accounting Officer