Form 10QSB
period 1997-12-31
SK TECHNOLOGIES CORP
filed 1998-02-12
CIK 847777

FORM 10-QSB - QUARTERLY REPORT
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549


      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1997

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ________ to _________

                 Commission file number 0-18184

                   SK Technologies Corporation
 --------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

           Delaware                         52-1507455
-------------------------------    ----------------------------
(State or other jurisdiction of    (IRS Employer Identification
incorporation or organization)     No.)

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

     Common Stock, $.001 Par Value = 6,357,828 shares as of
     January 31, 1998.

                  SK TECHNOLOGIES CORPORATION

                              INDEX

                           FORM 10-QSB
        FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997



PART I.   FINANCIAL INFORMATION                                Page

          Item 1.  Financial Statements . . . . . . . . . .     1

                   Consolidated Condensed Balance Sheet . . 2-3 Consolidated Condensed Statements of
                     Operations . . . . . . . . . . . . . .     4
                   Consolidated Condensed Statements of
                     Cash  Flows  . . . . . . . . . . . . .     5
                   Notes to the Consolidated Condensed
                   Financial Statements . . . . . . . . . .   6-7


          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results
                     of Operations  . . . . . . . . . . . .  8-10

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings  . . . . . . . . . . .    11
          Item 2.  Changes in Securities  . . . . . . . . .    11
          Item 3.  Defaults Upon Senior Securities  . . . .    11
          Item 4.  Submission of Matters to a Vote
                     of Security Holders  . . . . . . . . .    11
          Item 5.  Other Information  . . . . . . . . . . .    11
          Item 6.  Exhibits and Reports on Form 8-K . . . .    11

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . .    12

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

          SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEET
                        December 31, 1997

                             ASSETS


Current Assets:
  Cash                                              $  50,165
  Trade accounts receivable, net of
    allowance for doubtful accounts
    of $39,101                                          5,936
  Inventories                                          22,380
  Other current assets                                  1,823
  Current portion of installment
    accounts receivable                                60,000
                                                    ---------
     Total Current Assets                             140,304

Property and Equipment, Net                            86,574

Other Assets:
  Software development costs,
    net of accumulated amortization
    of $486,690                                       400,931
  Other, net                                           22,992
  Installment accounts receivable,
    less current portion                               25,000
                                                    ---------
    Total Other Assets                                448,923
                                                    ---------
                                                    $ 675,801
                                                    =========

                (Continued on following page)

          SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
          CONSOLIDATED CONDENSED BALANCE SHEET (CONT'D)
                        December 31, 1997

               LIABILITIES AND CAPITAL DEFICIENCY


Current Liabilities:
  Accounts payable                                 $   44,073
  Accrued expenses                                    102,835
  Due to shareholders/officers/directors            1,404,384
  Current portion of capital lease
    obligations                                        14,720
  Deferred income                                     120,449
  Loans payable shareholders/directors              3,691,500
                                                  -----------
  Total Current Liabilities                         5,377,961

Notes payable to shareholder                          400,000

Deferred gross profit on installment sale              68,190

Capital lease obligations, less current
  portion                                               9,009

Capital Deficiency:
  Convertible Preferred Stock, $.001
    par value, 5,000,000 shares
    authorized, 1,000,000 shares
    designated as convertible Series B
    Preferred Stock, 454,399 shares
    issued and outstanding                                454
  Common stock, $.001 par value,
    25,000,000 shares authorized,
    6,357,828 shares issued and
    outstanding                                         6,358
  Additional paid-in capital                       12,117,031
  Accumulated deficit                             (17,303,202)
                                                  -----------
    Capital Deficiency                             (5,179,359)
                                                  -----------
                                                   $  675,801
                                                  ===========

                  See accompanying notes.

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                           Three Months    Three Months     Nine Months     Nine Months
                                                Ended           Ended           Ended           Ended
                                           December 31,    December 31,    December 31,    December 31,
                                               1997            1996            1997            1996
Revenues:
  Equipment, software sales and
    support                                $    155,734     $   243,252     $   607,290     $   645,140

Cost of Revenues:
  Cost of equipment sold                         10,744          21,610          86,758          72,683
  Amortization of software development
    costs                                        67,664          57,142         185,831         146,903
  Research and development expenses              18,570          51,610          77,555         141,627
                                           -------------    ------------    ------------    ------------
                                                 96,978         130,362         350,144         361,213
                                           -------------    ------------    ------------    ------------
Gross Profit                                     58,756         112,890         257,146         283,927

Selling, General and Administrative
Expenses:
  Compensation and payroll taxes                258,897         225,218         816,337         740,787
  Other selling, general and
    administrative expenses                     117,367         191,262         336,964         566,177
                                           -------------    ------------    ------------    ------------
                                                376,264         416,480       1,153,301       1,306,964
                                           -------------    ------------    ------------    ------------
Operating loss                                 (317,508)       (303,590)       (896,155)     (1,023,037)

Other (Expenses) Income:
  Gross profit on installment sale               12,033               -          72,201               -
  Interest expense                             (101,951)        (87,965)       (286,992)       (243,152)
  Other, net                                         51          (3,161)          2,590             310
                                           -------------    ------------   -------------    ------------
Total Other Expenses                            (89,867)        (91,126)       (212,201)       (242,842)
                                           -------------    ------------   -------------    ------------
Net loss                                   $   (407,375)    $  (394,716)   $ (1,108,356)    $(1,265,879)
                                           =============    ============   =============    ============
Loss per common share                      $       (.07)    $      (.06)   $       (.18)    $      (.21)
                                           =============    ============   =============    ============
Weighted Average Number of
  Common Shares Outstanding                   6,357,828       6,140,495       6,329,818       6,122,895

                                      See accompanying notes.

                SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996

                                                      1997           1996
Net cash used in operating activities             $ (553,038)   $ (807,054)

Cash Flows From Investing Activities:
  Additions to software development costs           (135,670)     (173,285)
  Purchases of property and equipment                 (4,681)      (20,903)
  Net (increase) decrease in other assets            (22,786)        8,743
  Proceeds from sale of property                           -       240,000
                                                  -----------   -----------
Net cash (used in) provided by
  investing activities                              (163,137)       54,555

Cash Flows From Financing Activities:
  Proceeds from loans from shareholders/directors    673,500     1,005,000
  Principal payments on bank mortgages                     -      (200,377)
  Principal payments on notes payable to
     related parties/shareholders                          -        (7,817)
  Principal payments on capital lease obligations    (10,476)       (7,828)
                                                   ----------    ----------
Net cash provided by financing
  activities                                         663,024       788,978
                                                   ----------    ----------
(Decrease) increase in cash                          (53,151)       36,479

Cash at beginning of period                          103,316        74,531
                                                   ----------    ----------
Cash at end of period                             $   50,165    $  111,010
                                                  ===========   ===========

                        See accompanying notes.

Note 1 - ACCOUNTS RECEIVABLE - INSTALLMENT SALE

     On May 21, 1997 the Company entered into an Asset Purchase Agreement (the "Agreement") with an unrelated party (the "Buyer"), whereby the Buyer acquired from the Company, the StoreKare Software for Subway (including the software source code) and certain other related assets. The Company will receive a minimum of $175,000 of which $55,000 was received upon signing the Agreement. The Company will receive 24 monthly payments of, the greater of $5,000 or 10% of gross sales of the Buyer of any software that is an associative or derivative of the software for Subway. The sale is recorded as an installment sale with revenues recognized over 24 months as cash is received. The Company recognized gross profit of $12,033 and $72,201 during the three and nine months ended December 31, 1997, respectively, as reflected on the Statement of Operations. At December 31, 1997 the Balance Sheet reflects installment accounts receivable of $85,000 and deferred gross profit of $68,190 from this sale.

Note 2 - LOANS PAYABLE SHAREHOLDERS/DIRECTORS

     Two shareholders/directors of the Company and their related entities have provided short term financing to the Company totalling $3,691,500 through December 31, 1997 of which $252,000 and $673,500 was received during the three and nine months ended December 31, 1997, respectively. Additional loans of $120,000 were made to the Company in January 1998. These loans accrue interest at the rate of 10% per annum, $594,217 has been accrued through December 31, 1997 of which $89,989 and $251,174 was accrued during the three and nine months ended December 31, 1997, respectively.
In December 1996, the Company collateralized these loans with the StoreKare software and documentation.

Note 3 - DEFERRED INCOME AND REVENUE RECOGNITION

     Deferred income consists of maintenance and support revenues of $28,766, as such revenue is recognized ratably over the term of the contract, and a $91,683 prepayment from an unrelated party for products to be shipped to resellers of this unrelated party with revenues to be recognized as such products are shipped. Pursuant to a 1994 agreement between the Company and this unrelated party, this party agreed to purchase products from the Company to a value of $500,000 with a provision for quarterly payments. At December 31, 1997, $367,573 is due to the Company pursuant to this agreement but is not included in the consolidated balance sheet at December 31, 1997 since the party has notified the Company of its intention to terminate the agreement. On October 18, 1996 the Company filed a Demand for Arbitration in regard to this agreement.

NOTE 4 - LIQUIDITY

     Through December 31, 1997, the Company has incurred significant operating losses and has a working capital deficiency. Since March 1995 through January 31, 1998, two majority shareholders/directors of the Company and their related entities have provided funding to the Company in the form of loans totalling $3,811,500 of which $252,000 and $673,500 was received during the three and nine months ended December 31, 1997, respectively, and $120,000 was received in January 1998. These loans are due on demand. If additional funding is not obtained from these two shareholders/directors and their related entities, through an offering or alternate sources of funding, of which none have presently been identified, the Company would have to curtail operations and/or take other actions.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS:

General

     The Company is a retail store management software developer that markets software for the specialty retail industry. The Company's StoreKare product family is a modular system of information technology products, which offers retailers an affordable, scalable, feature rich application in both Windows and DOS environments.
     Except for historical information contained herein, certain matters set forth in this Form 10-QSB are forward looking and involve a number of risks and uncertainties that could cause future results to differ materially from these statements and trends.
Such factors include but are not limited to, significant changes in economic conditions, competition in the Company's markets, changes in technology and the continued availability of funding from third parties.

Impact of Year 2000

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Some of the Company's older computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000.

     The Company is currently assessing the existing software used in all departments of the Company to determine what modifications or replacements of software will be required so that its computer systems will function properly with respect to dates in the year 2000 and thereafter.

     A software development project has been initiated which will identify and resolve all occurrences of the Year 2000 date handling error within StoreKare. Although no assurances can be made, the Company will begin testing April 1, 1998 and expects this project to be completed by December 31, 1998.

Liquidity and Capital Resources

     The Company sustained a net loss of $ 407,375 and $1,108,356, and $394,716 and $1,265,879, for the three and nine months ended December 31, 1997 and 1996, respectively. The Company's working capital deficiency increased from $(4,267,106) at March 31, 1997 to $(5,237,657) at December 31, 1997. This increase was mainly due to the receipt of short term loans of $673,500 and the related interest of $251,174 accrued during the nine months ended December 31, 1997, from two shareholder/directors and their related entities.

     During the three and nine months ended December 31, 1997 and 1996, the Company capitalized $42,772 and $135,670, and $44,324 and $173,285, respectively, of development costs. Amortization of development costs was $67,664 and $185,831, and $57,142 and $146,903, for the three and nine months ended December 31, 1997 and 1996, respectively. Subject to the availability of working capital, the Company anticipates incurring a comparable amount of development costs for the remainder of fiscal 1998 as it continues to develop new features for the StoreKare retail point-of-sale and back office module products and continues the development of the new StoreKare Windows/NT based product.

     The Company is continuing to cultivate its reseller base by providing the resellers with support, training and the tools and incentives to sell the product on behalf of the Company. The Company's region managers support the existing resellers and pursue opportunities to sell the Company's products directly to retail chains and franchises. In May 1997, the Company sold the StoreKare for Subway software and related assets to an unrelated party and discontinued sales to Subway Sandwich and Salads fast food restaurants.

     Through December 31, 1997, the Company has incurred significant operating losses and has a working capital deficiency. Since March 1995 through January 31, 1998, two majority shareholders/directors and their related entities have provided funding to the Company in the form of loans totalling $3,811,500, of which $252,000 and $673,500 was received during the three and nine months ended December 31, 1997, respectively, and $120,000 was received in January 1998. The loans are due on demand and accrue interest at 10% per annum. Through December 31, 1997 interest in the amount of $594,217 has been accrued on these loans, of which $89,989, and $251,174, was accrued during the three and nine months ended December 31, 1997, respectively. These two shareholders/directors are actively involved with management of the Company. While no assurances can be made, the Company believes that these shareholders/directors and their related entities will continue to fund the Company. However, if additional funding is not obtained from these shareholders/directors and their related entities, the Company would have to seek other sources of funding of which none have presently been identified, or the Company would have to curtail operations and/or take other actions.

Results of Operation

     For the three and nine months ended December 31, 1997 and 1996, the Company reported a net loss of $407,375 and $1,108,356, and $394,716 and $1,265,879, respectively. Revenues for the three and nine months ended December 31, 1997 and 1996 were $155,734 and $607,290, and $243,252 and $645,140, respectively, from equipment and software sales and support.

     Amortization of software development costs was $67,664 and $185,831, and $57,142 and $146,903, for the three and nine months ended December 31, 1997 and 1996, respectively. In addition, the Company expensed $18,570 and $77,555, and $51,610 and $141,627 for the three and nine months ended December 31, 1997 and 1996, respectively.

     Total selling, general and administrative expenses decreased from $1,306,964 for the nine months ended December 31, 1996 to $1,153,301 for the nine months ended December 31, 1997. There was a decrease of 40% in other selling, general and administrative expenses from the nine months ended December 31, 1996 to the nine months ended December 31, 1997 which can be attributed to a reduction in consulting, legal and other fees, travel, telephone and other overhead costs. The Company anticipates that total selling, general and administrative costs for the remainder of fiscal 1998, will remain consistent with the first nine months of fiscal 1998.

     The Company incurred interest expense of $101,951 and $286,992, and $87,965 and $243,152, during the three and nine months ended December 31, 1997 and 1996, respectively. Interest expense was incurred on loans from shareholders/directors of $89,989 and $251,174 during the three and nine months ended December 31, 1997 as compared to interest expense of $67,564 and $177,970 for the three and nine months ended December 31, 1996, respectively.

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

     Not applicable

Item 3.  Defaults Upon Senior Securities.

     Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

     Not applicable

Item 5.  Other Information.

     The Company did not file any reports on Form 8-K during the three months ended December 31, 1997.

Item 6.  Exhibits and Reports on Form 8-K.

     a)   Exhibits.

          27. Financial Data Schedule for the quarterly period ended December 31, 1997.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, SK Technologies Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                    SK Technologies Corporation
                                          (Registrant)



Date: February 12, 1998               /s/ Calvin S. Shoemaker
                                 President, Chief Executive Officer



Date: February 12, 1998               /s/ Melvin T. Goldberger
                                             Treasurer
                                    Principal Accounting Officer