Form 10KSB
period 1998-03-31
SK TECHNOLOGIES CORP
filed 1998-06-29
CIK 847777

FORM 10-KSB - ANNUAL REPORT

(Mark One)

         [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                          For the fiscal year ended March 31, 1998

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

          $854,258

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 22, 1998 was $148,806.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     As of June 22, 1998, 6,357,828 shares of Common Stock, par value $.001 per share, were issued and outstanding.

                                   PART I

ITEM 1.  DESCRIPTION OF BUSINESS:

     SK Technologies Corporation, a publicly-held Delaware corporation (the "Company") was incorporated in September 1986. In January 1989 the Company acquired SK Technologies Corp. which was incorporated under the laws of the State of Florida in March 1985, and the Company changed its name to SK Technologies Corporation. Prior to this acquisition, the Company had limited operations.

BUSINESS OF ISSUER

The Company's Products

     The Company is a developer of retail store management software for the specialty retail industry. The Company's StoreKare product family is a modular system of information technology products, which offer retailers an affordable, scalable, feature rich application that runs in both Windows NT and DOS environments. The Company's goals are to continue to enhance our StoreKare product with additional customer requested modifications and continue the integration of StoreKare with new Windows products.

     The Company sold the StoreKare for Subway product to an unrelated party in May 1997 and discontinued sales to Subway
Sandwich and Salads fast food restaurants.

     StoreKare

     The StoreKare Retail Management System Version 3.3 operates with Windows NT as well as MS-DOS operating systems and PC platforms. StoreKare provides a single screen user interface which guides the user with high-lighted prompts and pop-up selections. Users can access standard or customized help screens with a single function key. The Point-Of-Sale module is the foundation of the StoreKare system and features bar-code scanning, scale interface, multiple tender types, major credit and debit card support, discounts, mark-downs and mix and match pricing. StoreKare data can be accessed by Windows based application packages, such as Crystal Report Writer, Microsoft Access and Microsoft Excel, by using the StoreKare Open Data Base Connectivity Interface for Windows add-on module.

     Other StoreKare modules available are, Purchasing and Receiving, Sales and Profit Analysis, Layaways/Work Orders/Special Orders, Deal Pricing, Dated Discounts, Time and Attendance, In-House Accounts, Extended Payment Services, Third-Party Interface, Report Generator and StoreAdministrator. The StoreKare Point-Of-Sale module currently has a suggested retail price of $1,195 and the StoreAdministrator module has a suggested retail price of $1,995. Optional modules are offered at a suggested retail price ranging from $100 to $715. To date, approximately 1,350 StoreKare Retail Management Systems have been shipped nationwide, of which approximately 350 were shipped during fiscal 1998, through the Company's reseller network and through direct sales by the Company's regional sales managers.

Business Ventures

     Management believes that aligning the Company with one or more major corporations will assist in the marketing of its products. The Company has entered into formal agreements and/or business alliances with such major companies as ScanSource, International Business Machines Corp. ("IBM"), Omron Systems of America, Inc. ("Omron") and CompuRegister, which management believes will increase the Company's visibility in the point-of-sale industry and expand its market share. The Company believes that its StoreKare family of products has fundamental features and functions desired by many retailers in various segments of the retail industry and, for this reason, it intends to continue to align itself with major distribution companies.

     ScanSource

     ScanSource is the principal distributor for the IBM SureOne and other IBM point-of-sale platforms and provides sales development services on behalf of IBM, on the SureOne. The Company is an authorized independent software vendor ("ISV") and reseller of the SureOne product and is an invited participant in all ScanSource sponsored trade shows and lead development activities.

     IBM

     The Company has been authorized as a Personal Computer Value-Added Reseller in May 1996 and is also an IBM Business Partner.
The Company is also a participant in the IBM retail solutions program which will provide the Company with access to IBM technical information and new IBM hardware products prior to their release. The Company is a participant in an ongoing IBM lead generation program, in which more than 100,000 retailers are targeted. The leads are distributed to IBM authorized resellers nationwide, that are partnered with the Company and other software vendors.

     Omron

     The Company's relationship with Omron, pursuant to a May 1992 document of understanding which continues to be renewed annually, consists primarily of marketing and distribution of StoreKare products through the Omron reseller channel. Omron, a provider of hardware, offers a PC based terminal product with a retail style keyboard designed for the small to medium sized retail merchant. The Company has access to new Omron hardware products prior to their release which provides the opportunity for StoreKare to be ported and offered as compatible with any newly released Omron DOS based point-of-sale terminal. During fiscal 1998, the StoreKare products have been displayed at the Omron booth with the Company's personnel in support, at many retail industry shows where Omron exhibits its products.

     CompuRegister

     In April 1994, the Company entered into a Software Partner
Program with CompuRegister.  Through mailings and other
CompuRegister literature the Company expects that the StoreKare products will be exposed to expanded markets.

Research and Development

     The Company continues to develop enhancements and add-on features for its existing StoreKare product line and performs maintenance work when necessary to maintain the high quality of the product. The Company also performs customized product development and product enhancements on a customer funded contract basis for chain store projects and end users. A software development project was performed to identify and resolve all occurrences of the year 2000 date handling within StoreKare. The Company is currently testing this year 2000 compliant product and expects the project to be completed by December 31, 1998.

     Research and development costs expensed in fiscal 1998 and 1997 were approximately $114,000 and $162,000, respectively. The
Company capitalized development costs of approximately $160,000 and $232,000 during fiscal 1998 and 1997, respectively.

     Typically, development cycles of software products are lengthy, which results in an extended period of time between the initiation of a development project for a product and its production of revenue. During the development cycle of our software products, features of the product are finalized, specifications are developed, software code and support documentation are written, and the product (software and documentation) is tested in the Company's test lab and then at selected customer test sites. Subsequently, the product goes through the manufacturing process, resellers and the Company's sales representatives receive product training, and the marketing process then commences.

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

     The Company does not manufacture hardware. The Company maintains a capital equipment inventory of terminals manufactured by the major point-of-sale equipment manufacturers for testing its products. The Company obtains SureOne product and IBM PCs on a "just in time" basis from ScanSource for resale to direct customers.

Marketing

     The Company markets its products directly to retail store chains using the IBM SureOne terminal, as well as through a reseller network. Resellers handle specific geographic regions and provide technical expertise to their customers. The Company requires all resellers to attend a three day intensive training class which is offered to resellers at the Company's offices or at the reseller's locations. Additional programs for marketing and technical support are offered to resellers.

     The Company has also aligned itself with several major corporations. Management believes that alliance agreements that the Company has with such corporations as ScanSource, IBM, Omron and CompuRegister will assist in the marketing of its products.

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

     Since the Company's strategy is to provide software products that function on industry standard operating systems (DOS and Windows/NT), standard hardware (including but not limited to IBM, Omron, and NCR manufactured hardware) and operate in a generic point-of-sale environment, the Company is not dependent upon any one hardware manufacturer or external application with one exception. That exception is the operating systems (DOS and Windows/NT) which are owned by Microsoft Corporation ("Microsoft") and sold directly by Microsoft, as well as, licensed by Microsoft to nearly all hardware manufacturers of IBM compatible computers. In view of the perceived stability of Microsoft, as well as, the license rights provided to multiple hardware manufacturers, management of the Company does not view this dependency on Microsoft as a material factor to the continued success of the Company's products.

     The Company's principal competitors in the point-of-sale market include, but are not limited to, ARS, CAM Data, Infocorp, MicroBiz Corp., PSI, RTI, Salepoint, STS, Synchronics and Virtual Systems. Some of these competitors do not sell fully featured point-of-sale systems. While some of the Company's competitors have substantially greater financial, personnel and technological resources than the Company, management believes that its point-of-sale products have several advantages over competing products, including distributed communications capabilities and the support of a wide variety of point-of-sale hardware products from various manufacturers. Additionally, in management's opinion the Company's agreements and relationships with IBM and Omron, as well as its other relationships give the Company a competitive edge in its market.

Copyrights and Licenses

     The Company has not sought patent protection for its products but seeks to maintain its proprietary rights by a combination of copyright and trade secret protection. The Company has obtained statutory copyright protection for its Invisible Link and StoreKare software, as well as federal trademark registration for its SK Technologies and StoreKare names.

Personnel

     The Company currently employs 24 persons as follows: executive officers (four persons), customer service (three persons), sales and marketing (seven persons), programming and quality assurance (six persons), administration and finance (two persons), technicians (one person),and operations (one person). The Company also engages the services of two technical writers as needed, on an independent contractor basis. The Company retains additional sales, technical and customer support persons as it deems necessary.

     The Company is not a party to any collective bargaining agreements and believes it has achieved harmonious employee relations.

ITEM 2.   DESCRIPTION OF PROPERTY:

     The Company's principal executive offices are located at 500 Fairway Drive, Suite 104, Deerfield Beach, Florida 33441 where the Company occupies 7,029 square feet of office space which is leased from an unrelated entity, for $9,075 per month through January 1999, pursuant to a lease which expires January 31, 2002. This amount includes rent of $5,512 per month which will increase 4.5% annually for the next three years and additional rent of approximately $5 per square foot for the Company's allocated share of expenses for 1998. The expense allocation will be adjusted annually. This office space is suitable for the Company's current needs.

ITEM 3.   LEGAL PROCEEDINGS

     On October 18, 1996 the Company filed a Demand for Arbitration of a dispute arising out of a contract dated September 16, 1994 (the "Agreement") between the Company and Fujitsu-ICL Systems, Inc. ("ICL"). On February 27, 1996, ICL advised the Company of its intention to terminate the Agreement and has failed to make the payments due pursuant to the terms of the Agreement which total in excess of $300,000. A preliminary hearing is scheduled for August 18, 1998.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

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

                                         Common Stock
                                High                       Low

April 1, 1996 -
 June 30, 1996                $ 0.8125                   $ 0.09375

July 1, 1996 -
 September 30, 1996           $ 0.3125                   $ 0.125

October 1, 1996 -
 December 31, 1996            $ 0.21875                  $ 0.1875

January 1, 1997 -
 March 31, 1997               $ 0.75                     $ 0.1875

April 1, 1997 -
 June 30, 1997                $ 0.375                    $ 0.125

July 1, 1997 -
 September 30, 1997           $ 0.125                    $ 0.125

October 1, 1997 -
 December 31, 1997            $ 0.40625                  $ 0.07

January 1, 1998 -
 March 31, 1998               $ 0.078125                 $ 0.03125

April 1, 1998 -
 June 22, 1998                $ 0.09375                  $ 0.0625

     On June 22, 1998, the closing bid price on the OTC Bulletin
Board of the Common Stock was $.0625

     As of June 22, 1998, Common Stock was held by approximately
500 shareholders of record. The Company, however, believes that the number of beneficial owners of its securities to be in excess of such number.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS:

General

     The Company is a developer of retail store management software for the specialty retail industry. The Company's StoreKare product family is a modular system of information technology products, which offers retailers an affordable, scalable, feature rich application that runs in both Windows NT and DOS environments. The goal of the Company has been to offer such a product that a retail store owner with limited computer experience could learn and use without extensive training and support. With the advancement of the hardware technology (computers and cash registers) and extensive reduction in cost, the small retailer can now afford a complete business management system.

     Except for historical information contained herein, certain matters set forth in this Form 10-KSB are forward looking and involve a number of risks and uncertainties that could cause future results to differ materially from these statements and trends.
Such factors include but are not limited to, significant changes in economic conditions, competition in the Company's markets, changes in technology and the continued availability of funding from third parties.

Impact of the Year 2000

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Some of the Company's older computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000.

     The Company has assessed the existing software and hardware in use in all departments of the Company and has determined that a minimal amount of modifications or replacements of software and hardware will be required so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. Other equipment and systems in use by the Company, such as the voice mail/telephone system and alarm system, have been tested and/or have been certified by the vendor to be year 2000 compliant. The Company anticipates that the cost to be compliant with the year 2000 will not be material during fiscal 1999 and should not exceed $25,000.

     Year 2000 and StoreKare - StoreKare has been designed for use in Point of Sale and Retail Management applications before, during and beyond the year 2000. In addition to the many new features added to StoreKare since version 3.0, StoreKare 3.3.20 provides complete Year 2000 date processing capability for StoreKare data. This date processing capability is summarized as follows:

     Enter and record dates in StoreKare records over  the  years ranging from 1900 to 2259
     Use a 2 digit year short cut data entry sliding window for the current date -80 or +20 years
     Handle calculations and sort records using dates that span the range 1900 to 2259
     Recognize the year 2000 as a leap year
     Import and Export records with dates in either 2-digit or 4-
       digit year representation
     Authorize and settle credit and debit cards that expire beyond
       December 31, 1999
     Operate the StoreKare application over a date range of 1980 to
       2099

All StoreKare 3.0C, 3.1 and 3.2 systems must be upgraded to StoreKare 3.3.20 and all StoreKare 3.3 systems must be updated to StoreKare 3.3.20 over the period July 1998 to December 1999 to correctly process dated records across the 20th and 21st century boundaries.

Liquidity and Capital Resources

     The Company sustained a net loss of $1,477,733 for the fiscal year ended March 31, 1998. The Company's cash decreased from $103,316 at March 31, 1997 to $38,898 at March 31, 1998. This was
mainly due to delays in collecting on certain direct sales that were subsequently paid after year end. The working capital deficiency increased from $(4,267,106) at March 31, 1997 to $(5,579,205) at March 31, 1998. The increase in the working capital deficiency was mainly due to the receipt of loans totaling $923,500 during fiscal 1998 from two shareholders/directors of the Company and their related entities and the accrued interest, on the loans from these shareholders/directors, of $346,015 during fiscal 1998.

     At March 31, 1998 and 1997, the Company's capitalized expenditures for development were $927,901 and $892,326 respectively (accumulated amortization was $552,467 and $409,703 at March 31, 1998 and 1997, respectively). The Company capitalized development costs of $160,458 and $232,271 during fiscal 1998 and 1997 respectively. The Company, subject to the availability of working capital, anticipates incurring a comparable amount of development costs for the year ending March 31, 1999 as compared to the development costs incurred during the year ended March 31, 1998 as the Company continues the development of a new StoreKare Windows/NT based product.

     The Company's region managers are aggressively seeking to sell and support the Company's products directly to specialty retail store chains and continue to provide resellers with support, training and the tools and incentives to sell the product on behalf of the Company. The Company plans to continue to complete development projects currently in process and implement its plans to develop new technology if financing is secured to meet the Company's long term capital needs. In May 1997 the Company sold the Storekare for Subway software and related assets to an unrelated party and discontinued sales to Subway Sandwich and Salads fast food restaurants.

     Through March 31, 1998, the Company has incurred significant operating losses and has a working capital deficiency. During fiscal 1998, the Company's principal source of funding was from loans of $923,500 from two majority shareholders/directors of the Company and their related entities. These loans accrue interest at 10% per annum, $346,015 was accrued during fiscal 1998. During the period April 1, 1998 through May 13, 1998 the Company received additional loans of $134,000 from these shareholders/directors and their related entities. Since March 1995 through May 13, 1998, the Company has received monthly funding in the form of loans totalling $4,075,500 from these shareholders/directors and related entities, which are payable on demand. These two shareholders/directors are actively involved with management of the Company. While no assurances can be made, the Company believes that these shareholders/directors and their related entities will continue to fund the Company. However, if additional funding is not obtained from these shareholders/directors and their related entities, the Company would have to seek other sources of funding of which none have presently been identified, or the Company would have to curtail operations and/or take other actions. Based on these conditions, doubt exists about the ability of the Company to continue as a going concern. The financial statements for the year ended March 31, 1998 do not include adjustments relating to the recoverability and classification of the recorded carrying value of assets or the amounts or classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Results of Operations

     For the years ended March 31, 1998 and 1997, the Company reported a net loss of $1,477,733 and $1,596,166, respectively.
Revenues for the years ended March 31, 1998 and 1997, were $854,258 and $801,483, respectively.

     Amortization of software development costs was $251,608 and $207,042 for fiscal 1998 and 1997. In addition, the Company incurred and expensed, research and development costs of $114,106 and $162,211, to maintain and improve the existing versions of the StoreKare products.

     Total selling, general and administrative expenses for fiscal 1998 decreased 11% from fiscal 1997. This decrease was due to reductions in consulting fees, costs for office space and related overhead costs. The Company anticipates that total selling, general and administrative expenses will increase slightly during fiscal 1999 as the Company continues to recruit additional salespeople in various locations throughout the United States.

     The Company reported gross profit on installment sales of $84,235 during fiscal 1998, from the sale of the StoreKare for Subway software and related assets. During fiscal 1999 and 2000, the Company anticipates additional gross profit on this installment sale of approximately $48,000 and $8,000, respectively, as the remaining installment payments totalling $70,000 are received by the Company.

     The Company incurred interest expense of $393,699 and $326,752 during fiscal 1998 and 1997 respectively. This increase was due to the increasing amount of interest, $346,015 and $249,777 for fiscal 1998 and 1997, respectively, accrued on the loans from two shareholders/directors and their related entities.

Seasonality

     The Company believes that seasonality has not historically had any material impact on its business. However, during the winter holiday season, retail businesses typically delay the installation and/or purchase of any capital assets such as our StoreKare products.

Inflation

     The Company believes the impact of inflation has historically been and will continue to be minimal.

ITEM 7.   FINANCIAL STATEMENTS

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                  Page


         Report of Independent Certified Public Accountants -
                 Ernst & Young LLP                                F-1

         Consolidated Balance Sheet
                 March 31, 1998                                   F-2-3

         Consolidated Statements of Operations
                 Years Ended March 31, 1998 and 1997              F-4

         Consolidated Statements of Capital Deficiency
                 Years Ended March 31, 1998 and 1997              F-5

         Consolidated Statements of Cash Flows
                 Years Ended March 31, 1998 and 1997              F-6

         Notes to Consolidated Financial Statements
                 March 31, 1998 and 1997                          F-7-21

             Report of Independent Certified Public Accountants



The Board of Directors and Stockholders
SK Technologies Corporation

         We have audited the accompanying consolidated balance sheet of SK Technologies Corporation and subsidiaries as of March 31, 1998 and the related consolidated statements of operations, capital deficiency and cash flows for each of the two years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SK Technologies Corporation and subsidiaries at March 31, 1998 and the consolidated results of their operations and their cash flows for each of the two years in the period ended March 31, 1998 in conformity with generally accepted accounting principles.

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


                                          ERNST & YOUNG LLP

West Palm Beach, Florida
May 15, 1998

          SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET
                          MARCH 31, 1998

                              ASSETS



Current Assets:
  Cash                                               $   38,898
  Trade accounts receivable, net of
    allowance for doubtful accounts
    of approximately $37,000                             79,836
  Inventories                                            19,951
  Current portion of installment
    accounts receivable                                  60,000
                                                     ----------
     Total Current Assets                               198,685

Property and Equipment, Net                              82,131

Other Assets:
  Software development costs, net
    of accumulated amortization
    of $552,467                                         375,434
  Other, net                                             22,992
  Installment accounts receivable,
    less current portion                                 10,000

                                                     ----------
    Total Other Assets                                  408,426
                                                     ----------
                                                     $  689,242
                                                     ==========
















                      (Continued on following page.)

              SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET (CONT'D)
                              MARCH 31, 1998


                 LIABILITIES AND CAPITAL DEFICIENCY


Current Liabilities:
  Accounts payable                                   $   86,921
  Accrued expenses                                      119,360
  Due to shareholders/officers/directors              1,485,691
  Current portion of capital lease obligations           22,296
  Loans payable shareholders/directors                3,941,500
  Deferred income                                       122,122
                                                     ----------
    Total Current Liabilities                         5,777,890

Notes payable to shareholder                            400,000

Deferred gross profit on installment sale                56,157

Capital lease obligations, less current portion           3,935

Capital Deficiency:
  Convertible Preferred Stock, $.001 par
    value, 5,000,000 shares authorized,
    1,000,000 shares designated as
    convertible Series B Preferred Stock,
    of which 454,399 is issued and
    outstanding                                             454
  Common Stock, $.001 par value, 25,000,000
    shares authorized, 6,357,828 shares
    issued and outstanding                                6,358
  Additional paid-in capital                         12,117,031
  Accumulated deficit                               (17,672,583)
                                                     ----------
     Capital Deficiency                              (5,548,740)
                                                     ----------
                                                     $  689,242
                                                     ==========










                              See accompanying notes.

                 SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED MARCH 31, 1998 AND 1997


                                                1998               1997

Revenues:
  Equipment, software sales and             $   854,258        $   801,483
    support

Cost of Revenues:
  Cost of equipment sold                        129,882             85,321
  Amortization of software
    development costs                           251,608            207,042
  Research and development expense              114,106            162,211
                                            -----------        -----------
                                                495,596            454,574
                                            -----------        -----------
                                                358,662            346,909

Selling, General and Administrative
Expenses:
  Compensation and payroll taxes              1,078,447          1,013,227
  Other selling, general and
    administrative expenses                     445,854            705,262
                                            -----------        -----------
                                              1,524,301          1,718,489
                                            -----------        -----------
Operating loss                               (1,165,639)        (1,371,580)

Other (Expenses) Income:
  Gross profit on installment sale               84,235                  -
  Interest expense                             (393,669)          (326,752)
  Other, net                                     (2,660)           102,166
                                            -----------        -----------
    Total Other Expenses                       (312,094)          (224,586)
                                            -----------        -----------
Net loss                                    $(1,477,733)       $(1,596,166)
                                            ===========        ===========
Basic Loss Per Common Share                 $      (.23)       $      (.26)
                                            ===========        ===========
Diluted Loss Per Common Share               $      (.23)       $      (.26)
                                            ===========        ===========
Weighted Average Number of
  Common Shares Outstanding                   6,336,724          6,127,235
                                            ===========        ===========


                        See accompanying notes.

              SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CAPITAL DEFICIENCY
                    YEARS ENDED MARCH 31, 1998 AND 1997

                TABLE A   Note: This is Part 1 of Table A.
   Numbers will add up across in Part 1 and Part 2 (Part 2 to follow).

                       Preferred Stock              Common Stock
                       Shares   Amount            Shares      Amount

Balance at
 March 31, 1996        705,066    $705            6,087,161    $6,087

Issuance of Common
 Stock pursuant to
 exercise of stock
 options                     -       -               10,000        10

Conversion of
 Preferred Stock to
 Common Stock          (33,334)    (33)              33,334        33

Issuance of Common
 Stock for services          -       -               10,000        10

Value of options
 pursuant to
 settlement
 agreements                  -       -                    -         -

Net Loss                     -       -                    -         -


Balance at             -------     ----            ---------    -----
 March 31, 1997        671,732      672            6,140,495    6,140

Conversion of
 Preferred Stock to
 Common Stock         (217,333)    (218)             217,333      218

Net Loss                     -        -                    -        -
                      ---------    ----              -------      ---

Balance at
 March 31, 1998        454,399     $454            6,357,828   $6,358
                       =======     ====            =========   ======


             TABLE A   Note: This is Part 2 of Table A.
Numbers add up across in Part 1 and Part 2 (Part 1 on previous page).

                        Additional
                         Paid-In       Accumulated         Capital
                         Capital          Deficit         Deficiency

Balance at
 March 31, 1996        $12,107,951      $(14,598,684)    $(2,483,941)

Issuance of Common
 Stock pursuant to
 exercise of stock
 options                        90                 -             100

Conversion of
 Preferred Stock to
 Common Stock                    -                 -               -

Issuance of Common
 Stock for services          2,490                 -           2,500

Value of options
 pursuant to
 settlement
 agreements                  6,500                 -           6,500

Net Loss                         -        (1,596,166)     (1,596,166)
                       ___________      _____________     ___________
Balance at
 March 31, 1997         12,117,031       (16,194,850)     (4,071,007)

Conversion of
 Preferred Stock to
 Common Stock                    -                 -               -

Net Loss                         -        (1,477,733)     (1,477,733)
                       -----------        -----------     -----------

Balance at
 March 31, 1998        $12,117,031      $(17,672,583)    $(5,548,740)
                       ===========      =============    ============








                        See accompanying notes.

                SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED MARCH 31, 1998 AND 1997

                                                      1998             1997

Cash Flows From Operating Activities:
  Net loss                                        $(1,477,733)     $(1,596,166)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation                                     34,893           57,668
      Amortization                                    251,607          214,766
      Disposal of fixed assets                         41,702            4,742
      Gain on settlement                                    -          (88,350)
      Gain on sale of property                              -          (10,612)
  Changes in operating assets and liabilities:
      Trade accounts receivable                        13,650          (77,669)
      Inventories                                        (364)           4,230
      Installment accounts receivable                 (70,000)               -
      Accounts payable                                 39,430          (27,560)
      Accrued expenses                                  9,873           44,101
      Due to shareholders/directors                   329,083          395,675
      Deferred income                                 (19,880)           8,012
      Deferred gross profit on installment sale        56,157                -
                                                    ----------      -----------
        Net cash used in operating
          activities                                 (791,582)      (1,071,163)

Cash Flows From Investing Activities:
  Purchases of property and equipment                 (39,260)         (34,487)
  Additions to software development costs            (144,418)        (232,271)
  Net increase (decrease) in other assets               2,214          (19,827)
  Proceeds on sale of property,net                          -          675,956
                                                  -----------      -----------
    Net cash (used in) provided by
      investing activities                           (181,464)         389,371

Cash Flows from Financing Activities:
  Proceeds from issuance of Common Stock                    -              100
  Proceeds from loans from shareholders/directors     923,500        1,238,000
  Principal payments on bank mortgages                      -         (389,995)
  Principal payments on notes payable to
   related parties/shareholders                             -         (125,813)
  Principal payments on capital lease obligations     (14,872)         (11,715)
                                                   -----------      -----------
      Net cash provided by financing
          activities                                  908,628          710,577
                                                   -----------      -----------

      (Decrease) increase in cash                     (64,418)          28,785

Cash at beginning of year                             103,316           74,531
                                                   -----------      -----------

Cash at end of year                               $    38,898       $  103,316
                                                  ===========      ===========

Supplemental disclosure of cash flow information:
  Cash paid for interest                          $    36,933       $   80,259
                                                  ===========      ===========




                         (Continued on following page.)

                 SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONT'D)
                    YEARS ENDED MARCH 31, 1998 AND 1997


Supplemental Schedule of Non-Cash Investing and Financing
Activities

     During fiscal 1998, the Company entered into capitalized lease obligations amounting to $17,310.

     During fiscal year 1998, the Company converted 217,333 shares of preferred stock to 217,333 shares of Common Stock.

     During fiscal 1997, accrued legal fees of $2,500 were converted to Common Stock. During fiscal 1997 stock options valued at $6,500 were granted as part of a settlement, where the Company recognized a gain on the settlement in the amount of $88,350, which is included in other income.























                        See accompanying notes.

                 SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1998 AND 1997

NOTE 1 -   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
           ACCOUNTING POLICIES

Basis of Presentation

     SK Technologies Corporation (the "Parent"), and its wholly owned subsidiaries (collectively "the Company"), is engaged in developing and marketing retail store management software for the specialty retail industry. The Company's StoreKare product family is a modular system of information technology products.

     In May 1997 the Company sold the StoreKare for Subway software and related assets to an unrelated party and discontinued sales to Subway Sandwich and Salads ("Subway") fast food restaurants (see
Note 2). During fiscal 1998 and 1997, Subway accounted for 5% and 17%, respectively, of the Company's revenues.

Principles of Consolidation

     The consolidated financial statements include the accounts of SK Technologies Corporation and its two wholly-owned subsidiaries, SK Technologies Corp. and SK Credit Corporation. All significant intercompany transactions and balances have been eliminated in consolidation.

Revenues and Expense Recognition

     In accordance with Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), the Company recognizes revenue from software sales upon delivery, when the fees are fixed and determinable and collectibility of the proceeds is probable. For arrangements with multiple elements, revenues are allocated to the various elements based on the separate prices as stated in the contract. Revenue is recognized for each element when the above requirements for revenue recognition exists. Equipment sales revenue is recognized upon shipment.

     Additionally, the Company performs various enhancements to their basic software, which are retained by the Company, for which they receive compensation from unrelated parties. Such revenues and costs are recorded using the percentage of completion method.

     Maintenance and support revenues are recognized ratably over the term of the contract.

          SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    MARCH 31, 1998 AND 1997

Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. The concentration of credit risk associated with cash and cash equivalents is considered low due to the credit quality of the issuers of the financial instruments.

Trade Accounts Receivable

     Trade accounts receivable are primarily from direct sales to retail stores and store chains. The Company performs ongoing evaluations of its significant customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts at a level which management believes is sufficient to cover potential credit losses.

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

Software Development Costs

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for Costs of Computer Software to be

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1998 AND 1997

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

Deferred Income and Revenue Recognition

     Deferred income consists of $30,439 from support contracts to be recognized ratably over the terms of the contracts and a $91,683 prepayment from an unrelated party for products to be shipped to resellers of this unrelated party. The Company is pursuing a settlement regarding a 1994 agreement, between the Company and this unrelated party, through arbitration.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Advertising Costs

     The Company expenses all advertising costs as incurred.

Earnings (Loss) Per Common Share

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods presented were restated to conform to the Statement 128 requirements. Basic and diluted loss per Common Share is calculated by dividing net loss by the weighted average Common Shares outstanding. The exercise of options and warrants or conversion of convertible securities have

          SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    MARCH 31, 1998 AND 1997

been excluded from the calculation of diluted loss per share since the Company has a loss from continuing operations and the effect of these potential shares on loss per Common Share is anti-dilutive.

Accounting for Stock-Based Compensation

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," the adoption of which was required for fiscal years beginning after December 15, 1995. The new standard encourages companies to use the fair value method of accounting for issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are also permitted to continue to account for such transactions under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," but are required to disclose in a note to the financial statements pro forma net income and per share amounts as if the Company had applied the new method of accounting. Additionally, SFAS No. 123 requires increased disclosure for stock-based compensation arrangements regardless of the method chosen to measure and recognize compensation for employee stock-based arrangements.

     The Company currently accounts for such transactions under APB Opinion No. 25 and has elected not to change its method of accounting for the issuance of stock options and other equity instruments to the fair value method.

Income Taxes

     Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

NOTE 2 - ACCOUNTS RECEIVABLE - INSTALLMENT SALE

     On May 21, 1997 the Company entered into an Asset Purchase Agreement (the "Agreement") with an unrelated party (the "Buyer"), whereby the Buyer acquired from the Company, the StoreKare Software for Subway (including the software source code) and certain other related assets. The Company will receive a minimum of $175,000 of which $55,000 was received upon signing the Agreement and an additional $50,000 was received through March 31, 1998. Under the agreement the Company will receive 14 additional monthly payments of, the greater of $5,000 or 10% of gross sales of the Buyer of any

             SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 1998 AND 1997

software that is an associative or derivative of the software for Subway. The sale is recorded as an installment sale with revenues recognized over 24 months as cash is received. The Company recognized gross profit of $84,235 during fiscal 1998, as reflected on the Statement of Operations. At March 31, 1998 the Balance Sheet reflects installment accounts receivable of $70,000 and deferred gross profit of $56,157 from this sale.

NOTE 3 -         PROPERTY AND EQUIPMENT

     At March 31, 1998, property and equipment consists of the following:

                                                                Useful
                                                             Life (years)
Furniture and equipment                  $242,098                5-10
Leasehold improvements                      3,668                   5
                                        ----------
                                          245,766
Less accumulated depreciation
        and amortization                 (163,635)
                                        ----------
                                         $ 82,131
                                        ==========

     During fiscal 1998, the Company entered into capitalized lease obligations amounting to $17,310. Included in furniture and equipment at March 31, 1998 is $47,007 under capital leases, net of accumulated amortization of $16,625.

     During fiscal 1998 and 1997 the Company examined the schedule of furniture and equipment as compared to the assets still used by the Company and determined that a total of $7,375 and 4,742, which are net of accumulated depreciation, are no longer in use by the Company and accordingly losses of $7,375 and $4,742 on disposal of fixed assets are included in other expenses for fiscal 1998 and 1997, respectively.

     The Company leases 7,029 square feet of office space from an unrelated entity for $9,075 per month through January 1999, pursuant to a lease which expires January 31, 2002. This amount includes rent of $5,512 per month which will increase 4.5% annually for the next three years and additional rent of approximately $5 per square foot for the Company's allocated share of expenses for 1998. The expense allocation will be adjusted annually. Rental expenses were $110,847 and $35,140 in fiscal 1998 and 1997, respectively.

               SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 1998 AND 1997

     Future minimum lease payments under noncancellable operating leases at March 31, 1998 are as follows:

           Fiscal Year              Minimum Payment

             1999                      $ 101,288
             2000                      $ 104,240
             2001                      $ 107,333
             2002                      $ 110,566
                                       ---------
                                       $ 423,427
                                       =========

NOTE 4 -         SOFTWARE DEVELOPMENT COSTS

     The Company released versions 3.3 and 3.3.10 of its retail product, during the second and fourth quarters of fiscal 1998, respectively, and expects to release a new version of its retail product during the second quarter of fiscal 1999.

     The Company capitalized approximately $160,000 and $232,000 of software development costs during fiscal 1998 and 1997, respectively.

     Amortization of software development costs was approximately
$252,000 and $207,000 during fiscal 1998 and 1997, respectively.

NOTE 5 -         NOTES PAYABLE TO SHAREHOLDER

     At March 31, 1998 notes payable to shareholder consists of a note payable to a shareholder in the amount of $400,000.

     In November 1992 this shareholder advanced the Company $500,000. In January 1997, the Company made a principal payment of $100,000 on this loan. The agreement, as amended, between the Company and the shareholder requires the Company to begin repayment of this loan in November 1999 with monthly payments of principal and interest over a four year period. The Company collateralized this loan with the office furniture and equipment which the Company owns (excluding leased equipment) which has a book value at March 31, 1998 of approximately $35,000.

     At the lender's discretion, the interest may be paid in cash or 50% in cash and 50% in Common Stock at a conversion rate of $2.50 per share. This loan bears interest at 10% per annum which is paid monthly. During fiscal 1998 and 1997 interest expense of $40,000 and 49,041, respectively, was incurred on this note. None of the interest was converted to stock.

            SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1998 AND 1997

NOTE 6 -         CAPITALIZED LEASE OBLIGATIONS

     Furniture and equipment are leased under capital lease agreements expiring through fiscal 2000 and are included in furniture and equipment. Future minimum commitments by year under noncancellable capital leases at March 31, 1998 are as follows:

                         Year Ended
                          March 31                               Amount

                              1999                             $ 30,291
                              2000                                6,614
                                                                 ------
                 Total minimum lease payments                    36,905

                 Less:            Amount representing
                   interest (12%) and deferred
                   maintenance charges                          (10,674)
                                                                 ------
                 Present value of net minimum
                   lease payments                                26,231
                 Less:            current portion               (22,296)
                                                                 ------
                 Long-term portion of capital
                   lease obligations                           $  3,935
                                                                 ======

NOTE 7 -         CAPITAL DEFICIENCY

     At March 31, 1998 there were 490,070 private warrants outstanding, which were issued pursuant to a private offering in 1993. Such warrants are convertible into 490,070 shares of Common Stock at a conversion price of $1.00 per share and were extended to expire in March 2000.

Common Stock

     The number of shares of Common Stock reserved for future issuance at March 31, 1998 and 1997 is summarized as follows:


                                         1998             1997

Common Stock Purchase Warrants          490,070          490,070
Stock Options                         1,643,669        1,803,669
Convertible Preferred Stock             454,399          671,732
                                      ---------        ---------
                                      2,588,138        2,965,471
                                      =========        =========

            SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 1998 AND 1997

NOTE 8 -         RELATED PARTY TRANSACTIONS

     Pursuant to a May 1993 agreement between the Company and Fundamental Management Corp. ("Fundamental"), a fee of $25,000 was approved to be paid in installments to Fundamental based on the amount of proceeds received from the 1993 Preferred Stock offering. The first installment of $8,333 was paid in May 1993 and $16,667 is included in accounts payable due to shareholders/officers/directors, at March 31, 1998.

     Two shareholder/directors of the Company and their related entities have provided short term loans to the Company totalling $3,941,500, of which $3,018,000 was received from March 1995 through March 31, 1997, and $923,500 was received during fiscal 1998. These loans accrue interest at 10% per annum, $689,058 through March 31, 1998 and are due on demand. During the period April 1, through May 13, 1998 additional short term loans of $134,000 were provided to the Company. In December 1996, the Company collateralized these loans with the StoreKare software and documentation.

     Pursuant to a May 1993 Consulting agreement between the Company and Capital Hill Group Inc. ("CHG"), the Company incurred consulting fees to CHG of $5,550 per month, for a total of $236,500 through December 1996 when the agreement terminated. Of this amount $225,500 has been accrued to date of which $49,500 was accrued during fiscal 1997 and is included in other selling, general and administrative expenses in the Statement of Operations for the year ended March 31, 1997.

     As additional compensation, in May 1993 the Company granted
CHG a five year option for 89,869 shares of common stock at an exercise price of $.10 per share. Such option expires May 1998.

     In connection with the Finder's agreement between the Company and CHG the Company accrued finders fees of $493,000 through December 1996 of which $100,500 was accrued during fiscal 1997 and is included in other selling, general and administrative expenses in the Statement of Operations for the year ended March 31, 1997.

NOTE 9 -         INCOME TAXES

     At March 31, 1998 the Company has net operating loss carryforwards of approximately $16 million that can be used to offset future taxable income, that expire in the years 2005 through 2013. In fiscal 1995, the Company had ownership changes as defined under Internal Revenue Code Section 382 (Section 382). As such,

               SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 1998 AND 1997

the availability to utilize the net operating losses that existed as of this ownership change is limited.

     Significant components of the Company's deferred tax assets as of March 31, 1998 are as follows:

          Software development costs                   $   336,283
          Deferred compensation                             51,575
          Net operating losses                           5,509,464
          Research and development costs                   305,000
          Accrued expenses                                 552,739
                                                       -----------
                                                         6,755,061
          Valuation allowance                           (6,755,061)
                                                       -----------
                                                       $         -
                                                       ===========

     The net change in the valuation allowance during 1998 was $223,061.

     The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rate of 34% to loss before income taxes for the years ended March 31, 1998 and 1997 is as follows:
                                            1998            1997

     Tax at U.S. statutory rates         $(264,270)     $  (543,000)
     Unrecognized benefit of net
        operating losses                   264,270          543,000
                                         ---------      -----------
                                         $       -      $         -
                                         =========      ===========

NOTE 10 -    STOCK OPTIONS

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

            SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1998 AND 1997

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

     During both fiscal 1998 and 1997 there were 1,600 options outstanding pursuant to the 1990 Option Plan. As of March 31, 1998 and 1997, 1,600 of the options through the 1990 Option Plan were exercisable at an exercise price of $30.00 per share.

1995 Company Stock Option Plan

     In November 1995, the Company adopted the 1995 Option Plan, reserving 1,400,000 shares of Common Stock which may be purchased pursuant to the exercise of options granted under this plan.

     The 1995 Option Plan is also intended to qualify as an "Incentive Stock Option Plan" under Section 422A of the Internal Revenue Code. Under the Option Plan, incentive stock options may be granted at not less than 100 percent of the fair market value of the Company's Common Stock as determined by the Board of Directors on the date of grant (110% of fair market value for 10% or greater shareholders) and options granted to any one participant may not exceed $100,000 in option price per year, plus certain carryovers from prior years. Options must be granted within ten (10) years from the adoption of the Option Plan. Each option granted under the Option Plan must be exercised within five (5) years from the date of grant. The Options issued pursuant to the 1995 Option Plan may be Incentive Stock Options ("ISOs"), options which are not ISOs ("NSOs"), or "reload options", (as defined). On October 31, 1996 the 1995 Option Plan was approved by a majority of the shareholders of the Company. In July 1997, the Company filed a registration statement on Form S-8, with the Securities and Exchange Commission, to register 1,400,000 shares of Common Stock which may be purchased pursuant to the exercise of options under the 1995 Option Plan. As of March 31, 1998, 881,250 options granted pursuant to this plan are ISOs and 125,000 options granted pursuant to this plan are NSOs.

     In August 1996 options for 714,450 shares of Common Stock at an exercise price of $.50 per share, were cancelled and replaced with options for 714,450 shares of Common Stock at an exercise price of $.32 per share.

            SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 1998 AND 1997

     During fiscal 1998 and 1997 options for 36,000 and 63,300 shares of Common Stock were granted to employees and options for 25,000 and 210,000 shares of Common Stock were granted to officers and directors of the Company. Such options are exercisable at $.32 and expire through December 2002, five years from the date of grant. As of March 31, 1998, there are options for 987,750 shares of Common Stock outstanding of which 841,388 are exercisable.

Other Stock Options

     As of March 31, 1998 and 1997, other stock options of 193,669 and 353,669, respectively, were outstanding. Such options expire through 2002. As of March 31, 1998 and 1997, 193,669 and 353,669
respectively, of the other stock options are fully vested.

Stock Based Compensation

     As required by Statement No. 123, pro forma information regarding net loss and loss per share has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998; risk-free rate of return of 6.00%; dividend yield of 0.000%; volatility factor of the expected market price of the Company's common stock of 1.228 and a weighted-average expected life of the options of two to seven years.

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

              SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 1998 AND 1997

Information regarding stock options for the years ended March 31, 1998 and March 31, 1997 is summarized as follows:

                                                            Weighted Average
                                     Number of               Exercise Price
                                      Shares                  Per Share

Outstanding at March 31, 1996        1,358,495                   $1.48
Exercised                              (10,000)                  $ .00
Expired                               (125,276)                  $ .77
Forfeited                                    -                       -
Cancelled                             (892,950)                  $ .33
Granted                              1,012,750                   $ .24
                                    ----------
Outstanding at March 31, 1997        1,343,019                   $ .63
Exercised                                    -                       -
Expired                               (160,000)                  $ .26
Forfeited                                    -                       -
Cancelled                              (42,500)                  $ .01
Granted                                 61,000                   $ .32
                                     ----------
Outstanding at March 31, 1998        1,201,519                   $ .45
                                     ==========
Exercisable at March 31, 1998        1,036,657                   $ .41
                                     ==========
Reserved for future option
  grants at March 31, 1998             442,150
                                     ==========


     For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's 1998 and 1997 pro forma information follows:

                                              1998                     1997

        Net Loss                          $(1,509,867)             $(1,716,219)
                                          ============             ============
        Loss per common share             $      (.24)             $      (.28)
                                          ============             ============

     The 1998 and 1997 pro forma effect on net loss is not necessarily representative of the effect in the future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

                SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1998 AND 1997

     The exercise price of options outstanding at March 31, 1998 ranged between $.10 and $30.00.

NOTE 11 -   401(K) PROFIT SHARING PLAN

     The Company adopted a 401(K) Profit Sharing Plan (the "401(K) Plan") effective January 1, 1995. All employees are eligible to participate in the 401(K) Plan once they have satisfied the eligibility requirements which are as follows: employees must be 21 years of age and have completed 3 months of service with the Company. The 401(K) Plan is currently funded by employee contributions only. Employees may elect to contribute up to, the lesser of, 15% of their salary or $10,000 for 1998, as adjusted to reflect annual federal cost of living increases, or such lesser amount as determined by discrimination tests for the plan.

NOTE 12 -   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     The carrying amounts and fair values of the Company's significant financial instruments at March 31, 1998 are as follows:


                                     Carrying
                                      Amount               Fair Value

Cash and cash                        $   38,898            $   38,898
 equivalents

Loans payable to shareholders/        4,341,500            (See below)
 directors/related parties

     It is impracticable to estimate the fair value of the loans payable to shareholders/directors/related parties due to the unavailability of information on comparable instruments.

            SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1998 AND 1997

NOTE 13 -                LIQUIDITY

        Through March 31, 1998, the Company has incurred significant operating losses and has a working capital deficiency. Since March 1995 through May 13, 1998 two majority shareholders/directors of the Company and their related entities have provided funding to the Company in the form of loans totalling $4,075,500 of which $923,500 was received during fiscal 1998. These loans are due on demand.
If additional funding is not obtained from these two shareholders/directors and their related entities, through an offering or alternate sources of funding of which none have presently been identified, the Company would have to curtail operations and/or take other actions. Based on these conditions, doubt exists about the ability of the Company to continue as a going concern. The financial statements for the year ended March 31, 1998 do not include adjustments relating to the recoverability and classification of the recorded carrying value of assets or the amounts or classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                          PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT

     The following persons are the directors and executive officers of the Company as of March 31, 1998. All directors are elected by the shareholders to serve until the next meeting of shareholders or until their successors are duly elected and qualified. Officers are elected by the Board of Directors to serve at the pleasure of the Board.


       Name                   Age            Position

Calvin S. Shoemaker            57      President/Chief Executive
                                       Officer/Director

Melvin T. Goldberger           78      Treasurer/Director

Roger N. Oesterling            55      Executive Vice President

Douglas A. Beard               66      Executive Vice President

Susan L. Fedderman             45      Executive Vice President/
                                       Secretary

Gary S. Spirer                 53      Director

David H. Peipers               41      Director

C. Shelton James               58      Director

Michael P. Siewruk             41      Director


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

     Melvin T. Goldberger. Mr. Goldberger has been an officer of the Company since July 1993 and a director since January 1994. Mr. Goldberger has been President of Seventh Investment Bancing Corp. since 1972 to date and is also the President of MTG Development Inc. From 1968 through 1971 he was Chairman of the Board of Vector Company. Mr. Goldberger serves as a member of the Board of Directors of Mae Volen Senior Citizen Center. He is also a member of the Board of Governors of the Florida Philharmonic Orchestra. Mr. Goldberger earned a Bachelor of Science degree from Ohio State University.

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

     Susan L. Fedderman Ms. Fedderman has been an officer of the Company since December 1993. She has worked with the Company in various financial positions since August 1988. From 1979 until joining the Company Ms. Fedderman worked in public accounting. Ms. Fedderman earned an M.B.A. from Baruch College in New York and is a certified public accountant, licensed in Florida and New York.

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

     Michael P. Siewruk Mr. Siewruk was elected as a director of the Company in December 1997. Mr. Siewruk is President and CEO of NetVital and previously was a subsidiary President with Quarterdeck Corporation, a leading utility/internet/remote computing software publisher. In 1989 Mr. Siewruk Co-founded Landmark Research an international technology development and marketing company. Mr. Siewruk earned a Bachelor of Science degree from Oakland University, Rochester, Michigan.

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

        To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representation that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners have been complied with.

ITEM 10.                        EXECUTIVE COMPENSATION:

                                Annual Compensation

                                                   Other
                                                 Other Annual
Name and            Fiscal    Salary     Bonus    Compensa-
Position             Year       ($)       ($)     tion ($)

Calvin Shoemaker     1996     75,000     13,846         0
President/Chief      1997     75,000     13,047         0
Executive Officer    1998     75,000     13,245         0

All executive
officers as a        1996    263,334     38,496         0
group (four          1997    209,626     36,242         0
persons)             1998    262,500     39,734         0



                               Awards           Payouts
                    Restricted                              All
                      Stock          Options/    LTIP      Other
Name and              Awards           SARs     Payouts   Compensa-
Position            (# Shares)(1)       (#)       ($)      tion ($)

Calvin Shoemaker      400,000             0        0          0
President/Chief       400,000             0        0          0
Executive Officer           0             0        0          0

All executive         785,000             0        0          0
officers as a         730,000             0        0          0
group (four          (730,000)      760,000        0          0
persons)




  (1) The number of shares granted as restricted stock awards to executive officers in fiscal 1996 have been adjusted since options for 400,000 shares for Calvin Shoemaker and for 635,000 shares for all executive officers were cancelled and replaced with new options in fiscal 1997. The new options are included in the fiscal 1997 restricted stock awards.

           In July 1997, the Company filed a registration statement on Form S-8, with the Securities and Exchange Commission, to register 1,400,000 shares of Common Stock which may be purchased pursuant to the exercise of options under the 1995 Option Plan. Accordingly restricted stock awards were reclassified as options in fiscal 1998.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT:

     The following table sets forth, as of June 22, 1998, certain information regarding the amount and percentage of Common and Preferred Stock beneficially owned by each person known by the Company to own more than five percent of its outstanding Common and Preferred Stock, each director of the Company and all officers and directors as a group.

                                  Amount of
Name and Address                  Beneficial         Percentage
Beneficial Owner of              Ownership of         of Voting
Identity of Group               Common Stock(1)     Securities(1)

Calvin S. Shoemaker(4)              80,091              0.012%
500 Fairway Drive, Suite 104
Deerfield Beach, FL 33441

Gary S. Spirer(1)(5)               106,300              0.016%
150 E. 58th Street
New York, NY 10155

Capital Hill Group(5)                3,945              0.001%
Gary Spirer, President
150 E. 58th Street
New York, NY 10155

David H. Peipers(1)(3)             315,811              0.046%
888 Seventh Avenue
New York, NY  10106

Cornerhouse Ltd. Ptshp.(3)         837,294              0.123%
David Peipers, G.P.
888 Seventh Avenue
New York, NY  10106

Winsome Ltd. Ptshp(3)              603,909              0.089%
David Peipers, G.P.
888 Seventh Avenue
New York, NY  10106

Segrets, Inc.(3)                 1,312,421              0.193%
David Peipers, Chairman
66 Cherry Hill Drive
Beverly, MA 01915

C. Shelton James(1)(6)              19,973              0.003%
4000 Hollywood Blvd.
Hollywood, FL 33021

Fundamental Management Corp.(6)         93              0.000%
C.S. James, President
4000 Hollywood Blvd.
Hollywood, FL 33021

Fundamental Active
  Investors Ltd II(6)            1,190,014              0.175%
Fundamental Mgmt Corp., G.P.
4000 Hollywood Blvd.
Hollywood, FL 33021

Melvin Goldberger(1)(2)             20,333              0.003%
1761 W. Hillsboro Blvd.
Deerfield Beach, FL 33442

Seventh Investment
  Bancing Corp.(2)                  69,569              0.01%
Melvin Goldberger, President
1761 W. Hillsboro Blvd.
Deerfield Beach, FL 33442

All Directors and
Executive Officers as
a Group (9 persons) (7)          4,626,263              0.679%

____________________________

(1) Stock options were granted to five directors of the Company in August 1996 and December 1997. Each director received an option for 25,000 shares of Common Stock at an exercise price of $.32 per share.

(2) Includes 78,869 shares of Common Stock and 11,033 shares of Preferred Stock (held by Melvin Goldberger, trustee for the Grace Goldberger Trust).

(3) Includes 2,886,101 shares of Common Stock and 183,334 shares of Preferred Stock.

(4)      Includes 63,424 shares of Common Stock and 16,667 shares of
         Preferred Stock.

(5) Pursuant to a May 1993 agreement between the Company and Capital Hill Group ("CHG") an option for 89,869 shares of Common Stock was granted to CHG. Such option expired May 13, 1998.

(6) Pursuant to the Company's 1993 agreement with Fundamental Management Corp. ("FMC") and its president, a stock option for 28,801 shares of Common Stock was granted 50% to FMC and 50% to its president. Such options expired May 13, 1998.

(7) As part of the units sold in a September 1993 offering, warrants for 447,138 shares of Common Stock at an exercise price of $1.00 per share are held by certain of these executive officers and directors.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

     Pursuant to a May 1993 agreement between the Company and Fundamental Management Corp. ("Fundamental"), a fee of $25,000 was approved to be paid in installments to Fundamental based on the amount of proceeds received from the 1993 Preferred Stock offering. The first installment of $8,333 was paid in May 1993 and $16,667 is included in accounts payable due to shareholders/officers/directors, at March 31, 1998.

     Two shareholder/directors of the Company and their related entities have provided short term loans to the Company totalling $3,941,500, of which $3,018,000 was received from March 1995 through March 31, 1997, and $923,500 was received during fiscal 1998. These loans accrue interest at 10% per annum, $689,058 through March 31, 1998 and are due on demand. During the period April 1, through May 13, 1998 additional short term loans of $134,000 were provided to the Company. In December 1996, the Company collateralized these loans with the StoreKare software and documentation.

     Pursuant to a May 1993 Consulting agreement between the Company and Capital Hill Group Inc. ("CHG"), the Company incurred consulting fees to CHG of $5,550 per month, for a total of $236,500 through December 1996 when the agreement terminated. Of this amount $225,500 as been accrued to date of which $49,500 was accrued during fiscal 1997 and is included in other selling, general and administrative expenses in the Statement of Operations for the year ended March 31, 1997.

     As additional compensation, in May 1993 the Company granted
CHG a five year option for 89,869 shares of common stock at an exercise price of $.10 per share. Such option expired in May 1998.

     In connection with an agreement between the Company and CHG the Company accrued finders fees of $493,000 through December 1996 of which $100,500 was accrued during fiscal 1997 and is included in other selling, general and administrative expenses in the Statement of Operations for the year ended March 31, 1997.


ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K:

           The following documents are filed as part of this report:

     (a)   Exhibits

           Exhibit #        Description of Exhibit


           3.1 Certificate of Incorporation, as amended, through September 19, 1992, is incorporated herein by reference to the Registration Statement on Form S-18, File No. 33-27977-A, as declared effective on July 10, 1989, as amended by Post-Effective Amendment No. 1 declared effective on September 12, 1990, as amended by Post-Effective Amendment No. 2 declared effective on November 15, 1991 (collectively, the "Registration Statement"), the Annual Report on Form 10-K for the fiscal year ended March 31, 1990, File No. 0-18184 filed June 29, 1990 2("1990 10-K"), and the Annual Report on Form 10-K for the fiscal year ended March 31, 1991, File No. 0-18184 filed July 13, 1991 ("1991
                        10-K").

           3.2 Amended Certificate of Designation of Preferences Right and Limitations dated November 1, 1991 is incorporated herein by reference to the Registration Statement on Form S-1, as amended, File No. 33-44402, declared effective by the Commission on May 15, 1992 ("Form S-1").

           3.3 The Bylaws are incorporated herein by reference to the Registration Statement.

           3.4 Certificate of Amendment of the Certificate of Incorporation dated November 4, 1996 is incorporated herein by reference to schedule 14C filed on November 5, 1996.

           4.1 Warrant Agreement between the Registrant and Interwest Transfer Company is incorporated herein by reference to the 1990 10-K.

           4.2 Certificates of Designations, Preferences Rights and Limitations - Series B Convertible Redeemable Preferred Stock dated February 17, 1993 and amended April 14, 1993 is incorporated herein by reference to the 1993 10-KSB.

           4.3 Amended Certificate of Designation of Preferences Right and Limitations Series B Convertible Redeemable Preferred Stock dated March 23, 1993 is incorporated by reference to the 1993 10-KSB.

           10.1 May 13, 1993 Financial Consulting Agreement between the Registrant and Capital Hill Group, Inc. ("Financial Consulting Agreement") is incor-porated herein by reference to the 1991 10-K.

           10.2 Amendment to Financial Consulting Agreement dated May 13, 1993 is incorporated herein by reference to the 1993 10-KSB.

           10.3 Option for Capital Hill Group, Inc. to Purchase Common Stock is incorporated by reference to the 1991 10-K.

           10.4 Finder's Agreement between the Registrant and Capital Hill Group, Inc. ("Finder's Agreement") is incorporated by reference to the 1991 10-K.

           10.5 Amendment to Finder's Agreement, dated May 13, 1993 is incorporated by reference to the 1993 10-KSB.

           10.8 Agreement dated September 16, 1994 between Fujitsu-ICL Systems, Inc. and the Registrant (confidential treatment has been granted for por-tions of this exhibit) is incorporated by reference to the 1995 10-KSB.

           10.9 Solution Provider agreement between NCR Corpor-ation and the Registrant dated February 7, 1994 is incorporated herein by reference to the 1994 10-KSB.

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

           10.12 Promissory Note dated November 7, 1992, as a-mended March 9, 1993 and April 7, 1993, with Baron Coleman as Holder and the Company as Maker is incorporated herein by reference to the 1993 10-KSB.

           10.14 Letter of Understanding between the Company and Omron Systems of America dated April 29, 1992 is incorporated herein by reference to the 1993 10-KSB.

           10.16 1995 Company Stock Option Plan is incorporated herein by reference to the 1996 10-KSB.

           21. Subsidiaries of the Registrant is incorporated by reference to the 1991 10-K.

           22. Information Statement sent on October 9, 1996, to notify shareholders of the Company's intention to file a certificate of Amendment to its Cer-tificate of Incorporation, decreasing the amount of authorized shares of Common Stock and Preferred Stock, is herein incorporated by refer-ence to Schedule 14C filed on November 5, 1996.

           23.          Consent of Ernst & Young LLP.

           27.          Financial Data Schedule for the Year Ended March
                        31, 1998


     (b)   Reports on Form 8-K

           The Company did not file any reports on Form 8-K during the three months ended March 31, 1998.

                         SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SK Technologies Corporation has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

                              SK TECHNOLOGIES CORPORATION,
                              a Delaware corporation


Date:  June 29, 1998          By:  /s/ Calvin S. Shoemaker
                                   Calvin S. Shoemaker, President



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature                    Title                       Date


/s/ Calvin S. Shoemaker       President/Chief           June 29, 1998
Calvin S. Shoemaker           Executive Officer/
                              Director

/s/ Melvin T. Goldberger      Treasurer/Director/       June 29, 1998
Melvin T. Goldberger          Principal Accounting
                              Officer

/s/ C. Shelton James          Director                  June 29, 1998
C. Shelton James

/s/ David H. Peipers          Director                  June 29, 1998
David H. Peipers

/s/ Michael Siewruk           Director                  June 29, 1998
Michael Siewruk

Gary Spirer                   Director