Form 10QSB
period 1998-06-30
SK TECHNOLOGIES CORP
filed 1998-08-11
CIK 847777

FORM 10-QSB - QUARTERLY REPORT
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549


      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1998

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

     Common Stock, $.001 Par Value = 6,357,828 shares as of
     July 31, 1998.

                   SK TECHNOLOGIES CORPORATION

                              INDEX

                           FORM 10-QSB
                THREE MONTHS ENDED June 30, 1998



PART I.   FINANCIAL INFORMATION                                Page

          Item 1.  Financial Statements . . . . . . . . . .     1

                   Consolidated Condensed Balance Sheet . . 2-3 Consolidated Condensed Statements of
                     Operations . . . . . . . . . . . . . .     4
                   Consolidated Condensed Statements of
                     Cash  Flows  . . . . . . . . . . . . .     5
                   Notes to the Consolidated Condensed
                   Financial Statements . . . . . . . . . .   6-7

          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results
                     of Operations  . . . . . . . . . . . .  8-11

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings  . . . . . . . . . . .    12
          Item 2.  Changes in Securities  . . . . . . . . .    12
          Item 3.  Defaults Upon Senior Securities  . . . .    12
          Item 4.  Submission of Matters to a Vote
                     of Security Holders  . . . . . . . . .    12
          Item 5.  Other Information  . . . . . . . . . . .    12
          Item 6.  Exhibits and Reports on Form 8-K . . . .    12

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . .    13

     PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               The interim financial information included herein is unaudited. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's 1998 Annual Report on Form 10-KSB. Other than indicated herein, there have been no significant changes from the financial data published in said report. In the opinion of management, such unaudited information reflects all adjustments, consisting only of normal recurring accruals and other adjustments as disclosed herein, necessary for a fair presentation of the unaudited information below.

               Results for interim periods are not necessarily indicative of results expected for the full year.

          SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEET
                          June 30, 1998

                             ASSETS


Current Assets:
  Cash                                              $  14,987
  Trade accounts receivable, net of
    allowance for doubtful accounts
    of $35,677                                         76,582
  Inventories                                          32,696
  Other current assets                                    889
  Current portion of installment
    accounts receivable                                50,000
                                                    ---------
     Total Current Assets                             175,154

Property and Equipment, Net                            74,389

Other Assets:
  Software development costs,
    net of accumulated amortization
    of $610,733                                       345,530
  Other, net                                           21,868
                                                    ---------
    Total Other Assets                                367,398
                                                    ---------
                                                    $ 616,941
                                                    =========

                  (Continued on following page)
                              -2-

          SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
          CONSOLIDATED CONDENSED BALANCE SHEET (CONT'D)
                          June 30, 1998

               LIABILITIES AND CAPITAL DEFICIENCY


Current Liabilities:
  Accounts payable                                 $  101,086
  Accrued expenses                                     93,948
  Due to shareholders/officers/directors            1,584,413
  Current portion of capital lease
    obligations                                        18,940
  Deferred income                                     112,188
  Loans payable shareholders/directors              4,215,500
                                                  -----------
  Total Current Liabilities                         6,126,075

Notes payable to shareholder                          400,000

Deferred gross profit on installment sale              40,111

Capital lease obligations, less current
  portion                                               1,000

Capital Deficiency:
  Convertible Preferred Stock, $.001
    par value, 5,000,000 shares
    authorized, 1,000,000 shares
    designated as convertible Series B
    Preferred Stock, 454,399 shares
    issued and outstanding                                454
  Common stock, $.001 par value,
    25,000,000 shares authorized,
    6,357,828 shares issued and
    outstanding                                         6,358
  Additional paid-in capital                       12,117,031
  Accumulated deficit                             (18,074,088)
                                                  -----------
    Capital Deficiency                             (5,950,245)
                                                  -----------
                                                   $  616,941
                                                  ===========


                    See accompanying notes.
                               -3-

                SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED JUNE 30, 1998 AND 1997



                                                  1998             1997

Revenues:
  Equipment, software sales and
    support                                   $   165,555      $   236,389

Cost of Revenues:
  Cost of equipment sold                           25,523           25,877
  Amortization of software development
    costs                                          58,266           59,611
  Research and development expenses                34,744           24,061
                                             ------------      -----------
                                                  118,533          109,549
                                             ------------      -----------
Gross Profit                                       47,022          126,840

Selling, General and Administrative
Expenses:
  Compensation and payroll taxes                  250,327          282,195
  Other selling, general and
    administrative expenses                       100,657          103,264
                                             ------------      -----------
                                                  350,984          385,459
                                             ------------      -----------
Operating Loss                                   (303,962)        (258,619)

Other (Expenses) Income:
  Gross profit on installment sale                 16,045           48,134
  Interest expense                               (114,066)         (89,487)
  Other, net                                          482            1,413
                                             ------------      -----------
Total Other Expenses                              (97,539)         (39,940)
                                             ------------      -----------
Net Loss                                     $   (401,501)     $  (298,559)
                                             ============      ===========
Basic Loss Per Common Share                  $       (.06)     $      (.05)
                                             ============      ===========
Diluted Loss Per Common Share                $       (.06)     $      (.05)
                                             ============      ===========
Weighted Average Number of
  Common Shares Outstanding                     6,357,828        6,278,041


                         See accompanying notes.
                                   -4-

                SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED JUNE 30, 1998 AND 1997


                                                      1998           1997

Net cash used in operating activities             $ (264,010)   $  (81,286)

Cash Flows From Investing Activities:
  Additions to software development costs            (28,362)      (48,744)
  Purchases of property and equipment                   (372)       (3,865)
  Net decrease (increase) in other assets              1,124       (52,476)
                                                  -----------   -----------
Net cash used in investing activities                (27,610)     (105,085)

Cash Flows From Financing Activities:
  Proceeds from loans from
    shareholders/directors                           274,000       172,500
  Principal payments on capital
    lease obligations                                 (6,291)       (2,454)
                                                    ----------    ---------
Net cash provided by financing
  activities                                         267,709       170,046
                                                   ----------    ----------
Decrease in cash                                     (23,911)      (16,325)

Cash at beginning of period                           38,898       103,316
                                                   ----------    ----------
Cash at end of period                             $   14,987    $   86,991
                                                  ===========   ===========

                    See accompanying notes.
                              -5-

                 SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED JUNE 30, 1998

Note 1 - ACCOUNTS RECEIVABLE - INSTALLMENT SALE

     On May 21, 1997 the Company entered into an Asset Purchase Agreement (the "Agreement") with an unrelated party (the "Buyer"), whereby the Buyer acquired from the Company, the StoreKare Software for Subway (including the software source code) and certain other related assets. The Company will receive a minimum of $175,000 of which $55,000 was received upon signing the Agreement and an additional $70,000 was received through June 30, 1998. Under the agreement the Company will receive additional monthly payments of, the greater of $5,000 or 10% of gross sales of the Buyer, of any software that is an associative or derivative of the software for Subway. The sale is recorded as an installment sale with revenues recognized over 24 months as cash is received. The Company recognized gross profit of $16,045 during the three months ended June 30, 1998 as reflected on the Statement of Operations. At June 30, 1998 the Balance Sheet reflects installment accounts receivable of $50,000 and deferred gross profit of $40,111 from this sale.

Note 2 - LOANS PAYABLE SHAREHOLDERS/DIRECTORS

     Two shareholders/directors of the Company and their related entities have provided short term financing to the Company totalling $4,215,500 through June 30, 1998 of which $274,000 was received during the three months ended June 30, 1998. Additional loans of $85,000 were made to the Company in July 1998. These loans accrue interest at the rate of 10% per annum, $790,958 has been accrued through June 30, 1998 of which $101,900 was accrued during the three months ended June 30, 1998. In December 1996, the Company collateralized these loans with the StoreKare software and documentation.

Note 3 - DEFERRED INCOME AND REVENUE RECOGNITION

     Deferred income consists of $20,505 from support contracts to be recognized ratably over the terms of the contracts and a $91,683 prepayment from an unrelated party for products to be shipped to resellers of this unrelated party. The Company is pursuing a settlement regarding a 1994 agreement, between the Company and this unrelated party, through arbitration. As of June 30, 1998, this unrelated party has failed to make the payments due pursuant to the terms of the 1994 Agreement, which total in excess of $300,000.

NOTE 4 - LIQUIDITY

     Through June 30, 1998, the Company has incurred significant operating losses and has a working capital deficiency. Since March 1995 through July 31, 1998 two majority shareholders/directors of

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
    NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                THREE MONTHS ENDED JUNE 30, 1998

the Company and their related entities have provided funding to the Company in the form of loans totalling $4,300,500 of which $274,000 was received during the three months ended June 30, 1998 and $85,000 was received in July 1998. These loans are due on demand. If additional funding is not obtained from these two shareholders/directors and their related entities, through an offering or alternate sources of funding, of which none have presently been identified, the Company would have to curtail operations and/or take other actions.

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


All StoreKare 3.0C, 3.1 and 3.2 systems must be upgraded to StoreKare 3.3.20 and all StoreKare 3.3 systems must be updated to StoreKare 3.3.20 over the period August 1998 to December 1999 to correctly process dated records across the 20th and 21st century boundaries.

Liquidity and Capital Resources

     The Company sustained a net loss of $401,501 and $298,559 for the three months ended June 30, 1998 and 1997, respectively. The Company's working capital deficiency increased from $(5,579,205) at March 31, 1998 to $(5,950,921) at June 30, 1998. This increase was mainly due to the receipt of short term loans of $274,000 and the related interest of $101,900 accrued during the three months ended June 30, 1998, from two shareholders/directors and their related entities.

     During the three months ended June 30, 1998 and 1997, the Company capitalized $28,362 and $48,743, of development costs. Amortization of development costs was $58,266 and $59,611, for the three months ended June 30, 1998 and 1997, respectively. The Company, subject to the availability of working capital, anticipates incurring a comparable amount of development costs for the remainder of fiscal 1998 as the Company continues the development of a new StoreKare Windows/NT based product.

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

     Through June 30, 1998, the Company has incurred significant operating losses and has a working capital deficiency. Since March 1995 through July 31, 1998 two majority shareholders/directors and their related entities have provided funding to the Company in the form of loans totalling $4,300,500, of which $274,000 was received during the three months ended June 30, 1998 and $85,000 was received in July 1998. The loans are due on demand and accrue interest at 10% per annum. Through June 30, 1998 interest in the amount of $790,958 has been accrued on these loans, of which $101,900 was accrued during the three months ended June 30, 1998. These two shareholders/directors are actively involved with management of the Company. While no assurance can be made, the Company believes that these shareholders/directors and their related entities will continue to fund the Company. However, if additional funding is not obtained from these shareholders/directors and their related entities, the Company would have to seek other sources of funding of which none have presently been identified, or the Company would have to curtail operations and/or take other actions.

Results of Operations

     For the three months ended June 30, 1998 and 1997, the Company reported a net loss of $401,501 and $298,559, respectively.
Revenues for the three months ended June 30, 1998 were $165,555 and $236,389 from equipment and software sales and support.

     Amortization of software development costs was $58,266 and $59,611, for the three months ended June 30, 1998 and 1997 respectively. In addition, the Company expensed $34,744 and $24,061, respectively of research and development costs during the three months ended June 30, 1998 and 1997, respectively.

     Total selling, general and administrative expenses decreased from $385,459 to $350,984 for the three months ended June 30, 1997 and 1998 respectively. There was a decrease of 11% in compensation and payroll taxes due to a reduction in staffing. The Company anticipates that total selling, general and administrative expenses for the remainder of fiscal 1999 will remain consistent with the first quarter of fiscal 1999.

     The Company incurred interest expense of $114,066 and $89,487, during the three months ended June 30, 1998 and 1997 respectively. Interest expense was incurred on loans from shareholders/directors, of $101,900 and $77,728, during the three months ended June 30, 1998 and 1997, respectively. As of June 30, 1998 and 1997, loans from shareholders/directors were $4,215,500 and $3,190,500 respectively.

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

     Not applicable

Item 6.  Exhibits and Reports on Form 8-K.

     a)   Exhibits.

          27. Financial Data Schedule for the quarterly period ended June 30, 1998

     b)   Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the three months ended June 30, 1998.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, SK Technologies Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                  SK Technologies Corporation
                                         (Registrant)

Date: August 11, 1998             /s/ Calvin S. Shoemaker
                              President, Chief Executive Officer



Date: August 11, 1998             /s/ Melvin T. Goldberger
                            Treasurer, Principal Accounting Officer