Form 10QSB
period 1998-09-30
SK TECHNOLOGIES CORP
filed 1998-11-10
CIK 847777

FORM 10-QSB - QUARTERLY REPORT
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549


      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1998

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

     Common Stock, $.001 Par Value = 6,357,828 shares as of
     October 31, 1998.

                   SK TECHNOLOGIES CORPORATION

                              INDEX

                           FORM 10-QSB
               SIX MONTHS ENDED September 30, 1998



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

          SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEET
                       September 30, 1998

                             ASSETS


Current Assets:
  Cash                                              $  10,817
  Trade accounts receivable, net of
    allowance for doubtful accounts
    of $33,997                                         77,718
  Inventories                                          32,973
  Current portion of installment
    accounts receivable                                45,000
                                                    ---------
     Total Current Assets                             166,508

Property and Equipment, Net                            67,082

Other Assets:
  Software development costs,
    net of accumulated amortization
    of $665,686                                       321,096
  Other, net                                           20,563
                                                    ---------
    Total Other Assets                                341,659
                                                    ---------
                                                    $ 575,249
                                                    =========











                        (Continued on following page)
                                    - 2 -

          SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
          CONSOLIDATED CONDENSED BALANCE SHEET (CONT'D)
                       September 30, 1998

               LIABILITIES AND CAPITAL DEFICIENCY


Current Liabilities:
  Accounts payable                                 $  107,165
  Accrued expenses                                    102,139
  Due to shareholders/officers/directors            1,693,569
  Current portion of capital lease
    obligations                                        13,268
  Deferred income                                     112,268
  Loans payable shareholders/directors              4,414,500
                                                    ---------
  Total Current Liabilities                         6,442,909

Notes payable to shareholder                          400,000

Deferred gross profit on installment sale              36,100

Capital Deficiency:
  Convertible Preferred Stock, $.001
    par value, 5,000,000 shares
    authorized, 1,000,000 shares
    designated as convertible Series B
    Preferred Stock, 454,399 shares
    issued and outstanding                                454
  Common stock, $.001 par value,
    25,000,000 shares authorized,
    6,357,828 shares issued and
    outstanding                                         6,358
  Additional paid-in capital                       12,117,031
  Accumulated deficit                             (18,427,603)
                                                  -----------
    Capital Deficiency                             (6,303,760)
                                                  -----------
                                                   $  575,249
                                                  ===========








                    See accompanying notes.
                             - 3 -

                SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                TABLE A   Note:  This is Part 1 of Table A.
                            (Part 2 to Follow.)

                                         Three Months        Three Months
                                            Ended               Ended
                                         September 30,       September 30,
                                            1998                 1997


Revenues:
  Equipment, software sales and
    support                             $    233,378        $   215,167

Cost of Revenues:
  Cost of equipment sold                      36,246             50,137
  Amortization of software development
    costs                                     54,953             58,557
  Research and development expenses           26,471             34,924
                                        ------------        -----------
                                             117,670            143,618
                                        ------------        -----------
Gross Profit                                 115,708             71,549

Selling, General and Administrative
Expenses:
  Compensation and payroll taxes             239,087            275,245
  Other selling, general and
    administrative expenses                  112,656            116,333
                                        ------------        -----------
                                             351,743            391,578
                                        ------------        -----------
Operating Loss                              (236,035)          (320,029)

Other (Expenses) Income:
  Gross profit on installment sale             4,011             12,034
  Interest expense                          (121,541)           (95,553)
  Other, net                                      52              1,126
                                        ------------        -----------
Total Other Expenses                        (117,478)           (82,393)
                                        ------------        -----------
Net Loss                                $   (353,513)       $  (402,422)
                                        ============        ===========
Basic Loss Per Common Share             $       (.06)       $      (.06)
                                        ============        ===========
Diluted Loss Per Common Share           $       (.06)       $      (.06)
                                        ============        ===========
Weighted Average Number of
  Common Shares Outstanding                6,357,828          6,353,024



                TABLE A   Note:  This is Part 2 of Table A.
                              (Part 1 Above.)

                                         Six Months          Six Months
                                            Ended               Ended
                                         September 30,       September 30,
                                            1998                 1997


Revenues:
  Equipment, software sales and
    support                             $    398,933        $   451,556

Cost of Revenues:
  Cost of equipment sold                      61,769             76,014
  Amortization of software development
    costs                                    113,219            118,168
  Research and development expenses           61,215             58,985
                                        ------------        -----------
                                             236,203            253,167
                                        ------------        -----------
Gross Profit                                 162,730            198,389

Selling, General and Administrative
Expenses:
  Compensation and payroll taxes             489,414            557,440
  Other selling, general and
    administrative expenses                  213,313            219,597
                                        ------------        -----------
                                             702,727            777,037
                                        ------------        -----------
Operating Loss                              (539,997)          (578,648)

Other (Expenses) Income:
  Gross profit on installment sale            20,056             60,168
  Interest expense                          (235,607)          (185,040)
  Other, net                                     534              2,539
                                        ------------        -----------
Total Other Expenses                        (215,017)          (122,333)
                                        ------------        -----------
Net Loss                                $   (755,014)       $  (700,981)
                                        ============        ===========
Basic Loss Per Common Share             $       (.12)       $      (.11)
                                        ============        ===========
Diluted Loss Per Common Share           $       (.12)       $      (.11)
                                        ============        ===========
Weighted Average Number of
  Common Shares Outstanding                6,357,828          6,315,737




                         See accompanying notes.
                                  - 4 -

                SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                                                      1998           1997

Net cash used in operating activities             $ (431,294)   $ (311,613)

Cash Flows From Investing Activities:
  Additions to software development costs            (58,881)      (92,898)
  Purchases of property and equipment                   (372)       (4,681)
  Net decrease (increase) in other assets              2,429       (42,779)
                                                  -----------   -----------
Net cash used in investing activities                (56,824)     (140,358)

Cash Flows From Financing Activities:
  Proceeds from loans from
    shareholders/directors                           473,000       421,500
  Principal payments on capital
    lease obligations                                (12,963)       (6,672)
                                                    ----------    ---------
Net cash provided by financing
  activities                                         460,037       414,828
                                                   ----------    ----------
Decrease in cash                                     (28,081)      (37,143)

Cash at beginning of period                           38,898       103,316
                                                   ----------    ----------
Cash at end of period                             $   10,817    $   66,173
                                                  ===========   ===========













                       See accompanying notes.
                                - 5 -

          SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
     NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               SIX MONTHS ENDED SEPTEMBER 30, 1998

Note 1 - ACCOUNTS RECEIVABLE - INSTALLMENT SALE

     On May 21, 1997 the Company entered into an Asset Purchase Agreement (the "Agreement") with an unrelated party (the "Buyer"), whereby the Buyer acquired from the Company, the StoreKare Software for Subway (including the software source code) and certain other related assets. The Company will receive a minimum of $175,000 of which $55,000 was received upon signing the Agreement and an additional $75,000 was received through September 30, 1998. Under the agreement, the Company will receive additional monthly payments of, the greater of $5,000 or 10% of gross sales of the Buyer of any software that is an associative or derivative of the software for Subway. The sale is recorded as an installment sale with revenues recognized over 24 months as cash is received. The Company recognized gross profit of $4,011 and $20,056 during the three and six months ended September 30, 1998, respectively, as reflected on the Statement of Operations. At September 30, 1998, the Balance Sheet reflects installment accounts receivable of $45,000 and deferred gross profit of $36,100 from this sale.

Note 2 - LOANS PAYABLE SHAREHOLDERS/DIRECTORS

     Two shareholders/directors of the Company and their related entities have provided short term financing to the Company totalling $4,414,500 through September 30, 1998 of which $199,000 and $473,000 was received during the three and six months ended September 30, 1998, respectively. Additional loans of $60,000 were made to the Company in October 1998. These loans accrue interest at the rate of 10% per annum, $900,114 has been accrued through September 30, 1998 of which $109,156 and $211,056 was accrued during the three and six months ended September 30, 1998, respectively. In December 1996, the Company collateralized these loans with the StoreKare software and documentation.

Note 3 - DEFERRED INCOME AND REVENUE RECOGNITION

     Deferred income consists of $20,585 from support contracts to be recognized ratably over the terms of the contracts, and a $91,683 prepayment from an unrelated party. The Company pursued a settlement regarding a 1994 agreement between the Company and this unrelated party through arbitration for which a mediation was held on October 21, 1998. As a result of the mediation, a settlement of $125,000 less legal fees will be paid to the Company. During the third quarter of fiscal 1999, the deferred income from this unrelated party will be reclassified as other income. (See Note 5).

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
     NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               SIX MONTHS ENDED SEPTEMBER 30, 1998

NOTE 4 - LIQUIDITY

     Through September 30, 1998, the Company has incurred significant operating losses and has a working capital deficiency. Since March 1995 through October 31, 1998, two majority shareholders/directors of the Company and their related entities have provided funding to the Company in the form of loans totalling $4,474,500 of which $199,000 and $473,000 was received during the three and six months ended September 30, 1998, respectively, and $60,000 was received in October 1998. These loans are due on demand. If additional funding is not obtained from these two shareholders/directors and their related entities, through an offering or alternate sources of funding, of which none have presently been identified, the Company would have to curtail operations and/or take other actions.

NOTE 5 - SUBSEQUENT EVENTS

     On October 21, 1998, a mediation was held regarding a dispute between the Company and an unrelated party. As a result of the mediation, a settlement of $125,000 less legal fees will be paid to the Company. During the third quarter of fiscal 1999, the Company will report this settlement as other income in the amount of $125,000 less legal fees and deferred income of $91,683 from this unrelated party will be reclassified as other income.

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

Liquidity and Capital Resources

     The Company sustained a net loss of $353,513 and $755,014, and $402,422 and $700,981, for the three and six months ended September 30, 1998 and 1997, respectively. The Company's working capital deficiency increased from $(5,579,205) at March 31, 1998 to $(6,276,401) at September 30, 1998. This increase was mainly due to the receipt of short term loans of $473,000, and the related interest of $211,056 accrued during the six months ended September 30, 1998, from two shareholder/directors and their related entities.

     During the three and six months ended September 30, 1998 and 1997, the Company capitalized $30,520 and $58,881, and $44,154 and $92,898, respectively, of development costs. Amortization of development costs was $54,953 and $113,219, and $58,557 and $118,168, for the three and six months ended September 30, 1998 and 1997, respectively. The Company, subject to the availability of working capital, anticipates incurring a comparable amount of development costs for the remainder of fiscal 1999 as the Company continues the development of a new StoreKare Windows/NT based product.

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

     Through September 30, 1998, the Company has incurred significant operating losses and has a working capital deficiency. Since March 1995 through October 31, 1998, two majority shareholders/directors and their related entities have provided funding to the Company in the form of loans totalling $4,414,500, of which $199,000 and $473,000 was received during the three and six months ended September 30, 1998, respectively, and $60,000 was received in October 1998. The loans are due on demand and accrue interest at 10% per annum. Through September 30, 1998 interest in the amount of $900,114 has been accrued on these loans, of which $109,156 and $211,056 was accrued during the three and six months ended September 30, 1998, respectively. These two shareholders/directors are actively involved with management of the Company. While no assurances can be made, the Company believes that these shareholders/directors and their related entities will continue to fund the Company. However, if additional funding is not obtained from these shareholders/directors and their related entities, the Company would have to seek other sources of funding of which none have presently been identified, or the Company would have to curtail operations and/or take other actions.

Results of Operations

     For the three and six months ended September 30, 1998 and 1997, the Company reported a net loss of $353,513 and $755,014, and $402,422 and $700,981, respectively. Revenues for the three and six months ended September 30, 1998 and 1997 were $233,378 and $398,933, and $215,167 and $451,556, respectively, from equipment and software sales and support.

     Amortization of software development costs was $54,953 and $113,219, and $58,557 and $118,168, for the three and six months ended September 30, 1998 and 1997, respectively. In addition, the Company expensed $26,471 and $61,215, and $34,924 and $58,985 for the three and six months ended September 30, 1998 and 1997, respectively.

     Total selling, general and administrative expenses decreased from $777,037 for the six months ended September 30, 1997 to $702,727 for the six months ended September 30, 1998. There was a decrease of 3% in other selling, general and administrative expenses, and a decrease of 12% in compensation and payroll taxes, from September 30, 1997 to September 30, 1998 which can be attributed to a small reduction in staffing. The Company anticipates that total selling, general and administrative costs for the remainder of fiscal 1999, will remain consistent with the first six months of fiscal 1999.

     The Company incurred interest expense of $121,541 and $235,607, and $95,553 and $185,040 during the three and six months ended September 30, 1998 and 1997, respectively. Interest expense was incurred on loans from shareholders/directors of $109,156 and $211,056 during the three and six months ended September 30, 1998 as compared to interest expense of $83,457 and $161,185 for the three and six months ended September 30, 1997, respectively.

Seasonality

     The Company believes that seasonality has not historically had any material impact on its business. However, during the winter holiday season retail businesses typically delay the installation and/or purchase of any capital assets such as our StoreKare product.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

     In October 1996, the Company filed a Demand for Arbitration of a dispute arising out of a contract dated September 16, 1994 (the "Agreement") between the Company and Fujitsu-ICL Systems, Inc. ("ICL"). On February 27, 1996, ICL advised the Company of its intention to terminate the Agreement and failed to make the payments due pursuant to the terms of the Agreement. On October 21, 1998, a mediation was held in this matter. ICL agreed to pay the Company a settlement of $125,000 and both parties agreed to sign mutual releases.

Item 2.  Changes in Securities.

     Not applicable

Item 3.  Defaults Upon Senior Securities.

     Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

     Not applicable

Item 5.  Other Information.

     The Company did not file any reports on Form 8-K during the three months ended September 30, 1998.

Item 6.  Exhibits and Reports on Form 8-K.

     a)   Exhibits.

          27.  Financial Data Schedule for the six months ended
               September 30, 1998

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, SK Technologies Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                    SK Technologies Corporation
                                         (Registrant)

Date: November 10, 1998              /s/ Calvin S. Shoemaker
                              President, Chief Executive Officer



Date: November 10, 1998              /s/ Melvin T. Goldberger
                            Treasurer, Principal Accounting Officer