Form 10QSB
period 1998-12-31
SK TECHNOLOGIES CORP
filed 1999-02-10
CIK 847777

FORM 10-QSB - QUARTERLY REPORT
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549


      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1998

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

     Common Stock, $.001 Par Value = 6,357 828 shares as of
     January 31, 1999.

                  SK TECHNOLOGIES CORPORATION

                              INDEX

                           FORM 10-QSB
               NINE MONTHS ENDED December 31, 1998



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

          SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEET
                        December 31, 1998

                             ASSETS


Current Assets:
  Cash                                              $  85,222
  Trade accounts receivable, net of
    allowance for doubtful accounts
    of $31,074                                         13,705
  Inventories                                          28,031
  Current portion of installment
    accounts receivable                                30,000
  Other current assets                                    999
                                                    ---------
     Total Current Assets                             157,957

Property and Equipment, Net                            59,793

Other Assets:
  Software development costs,
    net of accumulated amortization
    of $712,403                                       311,993
  Other, net                                           20,363
                                                    ---------
    Total Other Assets                                332,356
                                                    ---------
                                                    $ 550,106
                                                    =========


                (Continued on following page)
                            - 2 -

         SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
          CONSOLIDATED CONDENSED BALANCE SHEET (CONT'D)
                        December 31, 1998

               LIABILITIES AND CAPITAL DEFICIENCY


Current Liabilities:
  Accounts payable                                 $   79,726
  Accrued expenses                                    106,650
  Due to shareholders/officers/directors            1,806,845
  Current portion of notes payable to
    shareholder                                        13,680
  Current portion of capital lease
    obligations                                         8,123
  Deferred income                                      24,445
  Loans payable shareholders/directors              4,554,500
                                                    ---------
  Total Current Liabilities                         6,593,969

Notes payable to shareholder                          386,320

Deferred gross profit on installment sale              24,067

Capital Deficiency:
  Convertible Preferred Stock, $.001
    par value, 5,000,000 shares
    authorized, 1,000,000 shares
    designated as convertible Series B
    Preferred Stock, 454,399 shares
    issued and outstanding                                454
  Common stock, $.001 par value,
    25,000,000 shares authorized,
    6,357,828 shares issued and
    outstanding                                         6,358
  Additional paid-in capital                       12,117,031
  Accumulated deficit                             (18,578,093)
                                                  -----------
    Capital Deficiency                             (6,454,250)
                                                  -----------
                                                   $  550,106
                                                  ===========
                      See accompanying notes.
                               - 3 -

                SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                TABLE A   Note:  This is Part 1 of Table A.
                            (Part 2 to Follow.)

                                         Three Months       Three Months
                                            Ended               Ended
                                         December 31,       December 31,
                                            1998                1997


Revenues:
  Equipment, software sales and
    support                             $    181,008        $   155,734

Cost of Revenues:
  Cost of equipment sold                      36,021             10,744
  Amortization of software development
    costs                                     46,717             67,664
  Research and development expenses           15,943             18,570
                                        ------------        -----------
                                              98,681             96,978
                                        ------------        -----------
Gross Profit                                  82,327             58,756

Selling, General and Administrative
Expenses:
  Compensation and payroll taxes             225,690            258,897
  Other selling, general and
    administrative expenses                  112,487            117,367
                                        ------------        -----------
                                             338,177            376,264
                                        ------------        -----------
Operating Loss                              (255,850)          (317,508)

Other Income (Expenses):
  Gross profit on installment sale            12,034             12,033
  Interest expense                          (125,109)          (101,951)
  Other, net                                 218,435                 51
                                        ------------        -----------
Total Other Income (Expenses)                105,360            (89,867)
                                        ------------        -----------
Net Loss                                $   (150,490)       $  (407,375)
                                        ============        ===========
Loss per Common Share                   $       (.02)       $      (.07)
                                        ============        ===========
Weighted Average Number of
  Common Shares Outstanding                6,357,828          6,357,828



                TABLE A   Note:  This is Part 2 of Table A.
                              (Part 1 Above.)

                                        Nine Months         Nine Months
                                           Ended               Ended
                                        December 31,        December 31,
                                           1998                1997


Revenues:
  Equipment, software sales and
    support                             $    579,941        $   607,290

Cost of Revenues:
  Cost of equipment sold                      97,790             86,758
  Amortization of software development
    costs                                    159,936            185,831
  Research and development expenses           77,158             77,555
                                        ------------        -----------
                                             334,884            350,144
                                        ------------        -----------
Gross Profit                                 245,057            257,146

Selling, General and Administrative
Expenses:
  Compensation and payroll taxes             715,104            816,337
  Other selling, general and
    administrative expenses                  325,800            336,964
                                        ------------        -----------
                                           1,040,904          1,153,301
                                        ------------        -----------
Operating Loss                              (795,847)          (896,155)

Other Income (Expenses):
  Gross profit on installment sale            32,090             72,201
  Interest expense                          (360,716)          (286,992)
  Other, net                                 218,969              2,590
                                        ------------        -----------
Total Other Income (Expenses)               (109,657)          (212,201)
                                        ------------        -----------
Net Loss                                $   (905,504)       $(1,108,356)
                                        ============        ===========
Loss Per Common Share                   $       (.14)       $      (.18)
                                        ============        ===========
Weighted Average Number of
  Common Shares Outstanding                6,357,828          6,329,818

                          See accompanying notes.
                                   - 4 -

                SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997


                                                      1998           1997

Net cash used in operating activities             $ (454,330)   $ (553,038)

Cash Flows From Investing Activities:
  Additions to software development costs            (96,495)     (135,670)
  Purchases of property and equipment                   (372)       (4,681)
  Net decrease (increase) in other assets              2,629       (22,786)
                                                  -----------   -----------
Net cash (used in) provided by
  investing activities                               (94,238)     (163,137)

Cash Flows From Financing Activities:
  Proceeds from loans from shareholders/directors    613,000       673,500
  Principal payments on capital lease obligations    (18,108)      (10,476)
                                                   ----------    ----------
Net cash provided by financing
  activities                                         594,892       663,024
                                                   ----------    ----------
Increase (decrease) in cash                           46,324       (53,151)

Cash at beginning of period                           38,898       103,316
                                                   ----------    ----------
Cash at end of period                             $   85,222    $   50,165
                                                  ===========   ===========

                       See accompanying notes.

                SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     NINE MONTHS ENDED DECEMBER 31, 1998


Note 1 - ACCOUNTS RECEIVABLE - INSTALLMENT SALE

     On May 21, 1997 the Company entered into an Asset Purchase Agreement (the "Agreement") with an unrelated party (the "Buyer"), whereby the Buyer acquired from the Company, the StoreKare Software for Subway (including the software source code) and certain other related assets. The Company will receive a minimum of $175,000 of which $55,000 was received upon signing the Agreement and an additional $90,000 was received through December 31, 1998. Under the Agreement, the Company will receive additional monthly payments of, the greater of $5,000 or 10% of gross sales of the Buyer of any software that is an associative or derivative of the software for Subway. The sale is recorded as an installment sale with revenues recognized over 24 months as cash is received. The Company recognized gross profit of $12,034 and $32,090 during the three and nine months ended December 31, 1998, respectively, as reflected on the Statement of Operations. At December 31, 1998, the Balance Sheet reflects installment accounts receivable of $30,000 and deferred gross profit of $24,067 from this sale.

Note 2 - LOANS PAYABLE SHAREHOLDERS/DIRECTORS

     Two shareholders/directors of the Company and their related entities have provided short term financing to the Company totaling $4,554,500 through December 31, 1998 of which $140,000 and $613,000 was received during the three and nine months ended December 31, 1998, respectively. Additional loans of $40,000 were made to the Company in January 1999. These loans accrue interest at the rate of 10% per annum, $1,013,275 has been accrued through December 31, 1998 of which $113,167 and $324,217 was accrued during the three and nine months ended December 31, 1998, respectively. In December 1996, the Company collateralized these loans with the StoreKare software and documentation.

Note 3 - DEFERRED INCOME AND REVENUE RECOGNITION

     Deferred income consists of $24,445 from support contracts to be recognized ratably over the terms of the contracts.

     Pursuant to a 1994 agreement between the Company and an unrelated party, a prepayment of $91,683 was included in deferred income. The Company pursued a settlement regarding the 1994 agreement through arbitration. On October 21, 1998 a settlement of $104,804 ($125,000 less legal fees and expenses of $20,196) was paid to the Company and recorded as other income. According to the settlement, the deferred income of $91,683, from the unrelated

                  SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED DECEMBER 31, 1998


party, was reclassified as other income. As a result of this settlement, a total of $196,487 is included in other income for the nine months ended December 31, 1998, as reflected on the Statement of Operations.

NOTE 4 - LIQUIDITY

     Through December 31, 1998, the Company has incurred significant operating losses and has a working capital deficiency. Since March 1995 through January 31, 1999, two majority shareholders/directors of the Company and their related entities have provided funding to the Company in the form of loans totaling $4,594,500 of which $140,000 and $613,000 was received during the three and nine months ended December 31, 1998, respectively and $40,000 was received in January 1999. These loans are due on demand. If additional funding is not obtained from these two shareholders/directors and their related entities, through an offering or alternate sources of funding, of which none have presently been identified, the Company would have to curtail operations and/or take other actions.

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

Liquidity and Capital Resources

     The Company sustained a net loss of $150,490 and $905,504, and $407,375 and $1,108,356, for the three and nine months ended December 31, 1998 and 1997, respectively. The Company's working capital deficiency increased from $(5,579,205) at March 31, 1998 to $(6,436,012) at December 31, 1998. This increase was mainly due to the receipt of short term loans of $613,000, and the related interest of $324,217 accrued during the nine months ended December 31, 1998, from two shareholder/directors and their related entities.

     During the three and nine months ended December 31, 1998 and 1997, the Company capitalized $37,614 and $96,495, and $42,722 and $135,670, respectively, of development costs. Amortization of development costs was $46,717 and $159,936, and $67,664 and $185,831, for the three and nine months ended December 31, 1998 and 1997, respectively. The Company subject to the availability of working capital, anticipates incurring a comparable amount of development costs for the remainder of fiscal 1999 as the Company continues the development of a new StoreKare Windows/NT based product.

Results of Operations

     For the three and nine months ended December 31, 1998 and 1997, the Company reported a net loss of $150,490 and $905,504, and $407,375 and $1,108,356, respectively. Revenues for the three and nine months ended December 31, 1998 and 1997 were $181,008 and $579,941, and $155,734 and $607,290, respectively, from equipment and software sales and support.

     Amortization of software development costs was $46,717 and $159,936, and $67,664 and $185,831, for the three and nine months ended December 31, 1998 and 1997, respectively. In addition, the Company expensed $15,943 and $77,158, and $18,570 and $77,555, for the three and nine months ended December 31, 1998 and 1997, respectively.

     Total selling, general and administrative expenses decreased from $1,153,301 for the nine months ended December 31, 1997 to $1,040,904 for the nine months ended December 31, 1998. There was a decrease of 3% in other selling, general and administrative expenses, and a decrease of 12% in compensation and payroll taxes, from December 31, 1997 to December 31, 1998 which can be attributed to a small reduction in staffing. The Company anticipates that total selling, general and administrative costs for the remainder of fiscal 1999, will remain consistent with the first nine months of fiscal 1999.

     The Company incurred interest expense of $125,109 and $360,716, and $101,951 and $286,992 during the three and nine months ended December 31, 1998 and 1997, respectively. Interest expense was incurred on loans from shareholders/directors of $113,167 and $324,217, during the three and nine months ended December 31, 1998 as compared to interest expense of $89,989 and $251,174 for the three and nine months ended December 31, 1997, respectively.

Seasonality

     The Company believes that seasonality has not historically had any material impact on its business. However, during the winter holiday season retail businesses typically delay the installation and/or purchase of any capital assets such as our StoreKare product.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

     In October 1996, the Company filed a Demand for Arbitration of a dispute arising out of a contract dated September 16, 1994 (the "Agreement") between the Company and Fujitsu-ICL Systems, Inc. ("ICL"). On February 27, 1996, ICL advised the Company of its intention to terminate the Agreement and failed to make the payments due pursuant to the terms of the Agreement. On October 21, 1998, a mediation was held in this matter. ICL paid the Company a settlement of $125,000 and both parties signed mutual releases.

Item 2.  Changes in Securities.

     Not applicable

Item 3.  Defaults Upon Senior Securities.

     Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

     Not applicable

Item 5.  Other Information.

     The Company did not file any reports on Form 8-K during the three months ended December 31, 1998.

Item 6.  Exhibits and Reports on Form 8-K.

     a)   Exhibits.

          27.  Financial Data Schedule for the nine months ended
               December 31, 1998

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, SK Technologies Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                    SK Technologies Corporation
                                         (Registrant)

Date: February 10, 1999              /s/ Calvin S. Shoemaker
                              President, Chief Executive Officer



Date: February 10, 1999              /s/ Melvin T. Goldberger
                            Treasurer, Principal Accounting Officer