Form 10KSB
period 1999-03-31
SK TECHNOLOGIES CORP
filed 1999-06-29
CIK 847777

FORM 10-KSB - ANNUAL REPORT

(Mark One)

        [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the fiscal year ended March 31, 1999

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained in this form, and no disclosure will be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any other amendment to this Form 10-KSB. ____

     State the Issuer's revenues for its most recent fiscal year.

         $806,759

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 21, 1999 was $236,541.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     As of June 21, 1999, 6,357,828 shares of Common Stock, par value $.001 per share, were issued and outstanding.

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

BUSINESS OF ISSUER

The Company's Products

     The Company is a developer of retail store management software for the specialty retail industry. The Company's StoreKare product family is a modular system of information technology products, which offer retailers an affordable, scalable, feature rich application that runs in both Windows NT and DOS environments. The Company's business strategy is to continue to enhance our StoreKare product with additional customer requested modifications and continue the integration of StoreKare with new Windows products.

     StoreKare

     The StoreKare Retail Management System Version 3.3 operates with Windows NT as well as MS-DOS operating systems and PC platforms. StoreKare provides a single screen user interface which guides the user with high-lighted prompts and pop-up selections. Users can access standard or customized help screens with a single function key. The Point-Of-Sale module is the foundation of the StoreKare system and features bar-code scanning, scale interface, multiple tender types, major credit and debit card support, discounts, mark-downs and mix and match pricing. StoreKare data can be accessed by Windows based application packages, such as Crystal Report Writer, Microsoft Access and Microsoft Excel, by using the StoreKare Open Data Base Connectivity Interface add-on module, for Windows.

     Other StoreKare modules available are, Purchasing and Receiving, Sales and Profit Analysis, Layaways/Work Orders/Special Orders, Deal Pricing, Dated Discounts, Time and Attendance, In-House Accounts, Extended Payment Services, Third-Party Interface, Report Generator and StoreAdministrator. The StoreKare Point-Of-Sale module currently has a suggested retail price of $1,195 and the StoreAdministrator module has a suggested retail price of $1,995. Optional modules, additional workstations, registers and stores are offered at a suggested retail price ranging from $100 to $715.
                                   2

Business Ventures

     Management believes that aligning the Company with one or more strategic partners will assist in the marketing of its products. The Company has entered into formal agreements and/or business alliances with such major companies as ScanSource, International Business Machines Corp. ("IBM"), NCR, Omron Systems of America, Inc. ("Omron") and CompuRegister, which management believes will increase the Company's visibility in the point-of-sale industry and expand its market share.

     ScanSource

     ScanSource is the principal distributor for the IBM SureOne and other IBM point-of-sale platforms and provides sales development services on behalf of IBM, on the SureOne. The Company is an authorized independent software vendor ("ISV") and reseller of the SureOne product and is an invited participant in all ScanSource sponsored trade shows and lead development activities.

     IBM

     The Company is an IBM Business Partner. The Company is also a participant in the IBM retail solutions program which provides the Company with access to IBM technical information and new IBM hardware products prior to their release. The Company is a participant in an ongoing IBM lead generation program. The leads are distributed to IBM authorized resellers nationwide, that are partnered with the Company and other software vendors.

     Omron

     The Company's relationship with Omron, pursuant to a May 1992 document of understanding which continues to be renewed annually, consists primarily of marketing and distribution of StoreKare products through the Omron reseller channel. Omron, a provider of hardware, offers a PC based terminal product with a retail style keyboard designed for the small to medium sized retail merchant. The Company has access to new Omron hardware products prior to their release which provides the opportunity for StoreKare to be ported and offered as compatible with any newly released Omron DOS based point-of-sale terminal. During fiscal 1999, the StoreKare products have been displayed at the Omron booth with the Company's personnel in support, at many retail industry shows where Omron exhibits its products.

     CompuRegister

     In April 1994, the Company entered into a Software Partner
Program with CompuRegister.  Through mailings and other
CompuRegister literature the Company expects that the StoreKare products will be exposed to expanded markets.

     NCR

     In April 1999, the Company was approved as an NCR Solution Provider. This alliance provides the Company with a listing as an NCR Solution Provider in the NCR Alliance Reference Guide. Also, the Company receives discounts on NCR products and services.

Research and Development

     The Company continues to develop enhancements and add-on features for its existing StoreKare product line and performs maintenance work when necessary to maintain the high quality of the product. The Company also performs customized product development and product enhancements on a customer funded contract basis for chain store projects and end users. A software development project was completed in 1998 to identify and resolve all occurrences of the year 2000 date handling within StoreKare.

     Research and development costs expensed in fiscal 1999 and 1998 were approximately $102,000 and $114,000, respectively. The
Company capitalized development costs of approximately $135,000 and $160,000 during fiscal 1999 and 1998, respectively.

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

Inventory and Hardware

     The Company manufactures its software products on an "as needed" basis and has never experienced any major difficulty in its software manufacturing process. Due to the nature of the Company's software products, orders are taken for currently available products and reproduced to satisfy customer's orders. There is no backlog of orders since all orders are fulfilled as they are received.

     The Company does not manufacture hardware. The Company
maintains a capital equipment inventory of terminals manufactured by the major point-of-sale equipment manufacturers for testing its products. The Company obtains SureOne product and IBM PCs on a
"just in time" basis from ScanSource for resale to direct
customers.
                              4

Marketing

     The Company markets its products directly to retail store chains using the IBM SureOne terminal, as well as through a reseller network. Resellers handle specific geographic regions and provide technical expertise and training to their customers. The Company requires all resellers to attend a three day intensive training class which is offered to resellers at the Company's offices or at the reseller's locations. Additional programs for marketing and technical support are offered to resellers.

     The Company has also aligned itself with several major corporations. Management believes that alliance agreements that the Company has with such corporations as ScanSource, IBM, NCR, Omron and CompuRegister will assist in the marketing of its products.

Service and Maintenance

     The Company's ability to provide technical support services to its resellers and users at a high level of quality and at reasonable rates is required for the Company to market its software.

     The Company warrants that the media on which software programs are sold will be free from defects in materials and workmanship under normal usage for 30 days from the date of delivery. A comprehensive user manual is provided with complete instructions for operation of the StoreKare system. The Company provides 5 day 9 hour standard and 7 day 12 hour extended telephone support for its software.

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

     Since the Company's strategy is to provide software products that function on industry standard operating systems (DOS and Windows/NT), standard hardware (including but not limited to IBM, Omron, and NCR manufactured hardware) and operate in a generic point-of-sale environment, the Company is not dependent upon any one hardware manufacturer. However, the Company is dependent upon certain external applications. First is the operating systems (DOS and Windows/NT) which are owned by Microsoft Corporation ("Microsoft") and sold directly by Microsoft, as well as, licensed by Microsoft to nearly all hardware manufacturers of IBM compatible computers. In view of the perceived stability of Microsoft, as well as, the license rights provided to multiple hardware manufacturers, management of the Company does not view this dependency on Microsoft as a material factor to the continued success of the Company's products. Also the Company is dependent upon the continued distribution and support of the Faircom Corporation's c-tree database manager, r-tree report generator and the ODBC drivers. These products are embedded in certain StoreKare modules.

     The Company's principal competitors in the point-of-sale market include, but are not limited to, ARS, CAM Data, Infocorp, MicroBiz Corp., PSI, RTI, Salepoint, STS, Synchronics and Virtual Systems. Some of these competitors do not sell fully featured point-of-sale systems. While some of the Company's competitors have substantially greater financial, personnel and technological resources than the Company, management believes that its point-of-sale products have several advantages over competing products, including distributed communications capabilities and the support of a wide variety of point-of-sale hardware products from various manufacturers. Additionally, in management's opinion the Company's agreements and relationships with IBM, NCR, and Omron, as well as its other relationships give the Company a competitive edge in its market.

Copyrights and Licenses

     The Company has not sought patent protection for its products but seeks to maintain its proprietary rights by a combination of copyright and trade secret protection. The Company has obtained statutory copyright protection for its Invisible Link and StoreKare software, as well as federal trademark registration for its SK Technologies and StoreKare names.

Personnel

     The Company currently employs 19 persons as follows: executive officers (four persons), customer service (two persons), sales and marketing (five persons), programming and quality assurance (five persons), administration and finance (two persons), and operations (one person). The Company also engages the services of two technical writers as needed, on an independent contractor basis. The Company retains additional sales, technical and customer support persons as it deems necessary.

     The Company is not a party to any collective bargaining agreements and believes it has achieved harmonious employee relations.

ITEM 2.          DESCRIPTION OF PROPERTY:

     The Company's principal executive offices are located at 500 Fairway Drive, Suite 104, Deerfield Beach, Florida 33441 where the Company occupies 7,029 square feet of office space which is leased from an unrelated entity, for $9,597 per month through January 2000, pursuant to a lease which expires January 31, 2002. This amount includes rent of $5,758 per month which will increase 4.5% annually for the next two years and additional charges for the Company's allocated share of expenses for 1999. The expense allocation will be adjusted annually. This office space is suitable for the Company's current needs.


ITEM 3.          LEGAL PROCEEDINGS

     On October 21, 1998 a mediation was held to settle a dispute arising out of a contract dated September 16, 1994 between the Company and Fujitsu-ICL Systems, Inc. ("ICL"). ICL paid the Company a settlement of $125,000 and both parties signed mutual releases.


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

                                                    Common Stock
                                           High                     Low

April 1, 1997 -
 June 30, 1997                        $ 0.375                     $ 0.125

July 1, 1997 -
 September 30, 1997                   $ 0.125                     $ 0.125

October 1, 1997 -
 December 31, 1997                    $ 0.40625                   $ 0.07

January 1, 1998 -
 March 31, 1998                       $ 0.078125                  $ 0.03125

April 1, 1998 -
 June 30, 1998                        $ 0.09375                   $ 0.0625

July 1, 1998 -
 September 30, 1998                   $ 0.0625                    $ 0.046875

October 1, 1998 -
 December 31, 1998                    $ 0.046875                  $ 0.03125

January 1, 1999 -
 March 31, 1999                       $ 0.03125                   $ 0.03125

April 1, 1999 -
 June 21, 1999                        $ 0.28125                   $ 0.O3125

     On June 21, 1999, the closing bid price on the OTC Bulletin
Board of the Common Stock was $.0625.

     As of June 21, 1999, Common Stock was held by approximately
500 shareholders of record. The Company, however, believes that the number of beneficial owners of its securities to be in excess of such number.

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

     The Company has assessed the existing software and hardware in use in all departments of the Company and has determined that a minimal amount of modifications or replacements of software and hardware will be required so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. Other equipment and systems in use by the Company, such as the accounting system, voice mail/telephone system and alarm system, have been tested and/or have been certified by the vendor to be year 2000 compliant. The Company anticipates that the cost to be compliant with the year 2000 will not be material during fiscal 2000 and should not exceed $25,000.

     Year 2000 and StoreKare - StoreKare has been designed for use in Point of Sale and Retail Management applications before, during and beyond the year 2000. In addition to the many new features added to StoreKare since version 3.0, StoreKare 3.3.20, and later versions, provide complete Year 2000 date processing capability for

StoreKare data. This date processing capability is summarized as follows:


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


All StoreKare 3.0C, 3.1 and 3.2 systems must be upgraded to StoreKare 3.3.2X and all StoreKare 3.3 systems must be updated to StoreKare 3.3.2X over the period July 1998 to December 1999 to correctly process dated records across the 20th and 21st century boundaries.

Liquidity and Capital Resources

     The Company sustained a net loss of $1,233,965 for the fiscal year ended March 31, 1999. The Company's cash decreased slightly from $38,898 at March 31, 1998 to $29,188 at March 31, 1999. The
working capital deficiency increased from $(5,579,205) at March 31, 1998 to $(6,762,102) at March 31, 1999. The increase in the working capital deficiency was mainly due to the receipt of loans totaling $782,000 during fiscal 1999 from two shareholders/directors of the Company and their related entities and the accrued interest, on the loans from these shareholders/directors, of $438,398 during fiscal 1999.

     At March 31, 1999 and 1998, the Company's capitalized expenditures for development were $1,062,820 and $927,901, respectively (accumulated amortization was $759,123 and $552,467 at March 31, 1999 and 1998, respectively). The Company capitalized development costs of $134,919 and $160,458 during fiscal 1999 and 1998, respectively. The Company, subject to the availability of working capital, anticipates incurring a comparable amount of development costs for the year ending March 31, 2000 as compared to the development costs incurred during the year ended March 31, 1999 as the Company continues its efforts to offer Windows products.

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

     Through March 31, 1999, the Company has incurred significant operating losses and has a working capital deficiency. During fiscal 1999, the Company's principal source of funding was from loans of $782,000 from two majority shareholders/directors of the Company and their related entities. These loans accrue interest at 10% per annum, $438,398 was accrued during fiscal 1999. During the period April 1, 1999 through May 31, 1999 the Company received additional loans of $136,000 from these shareholders/directors and their related entities. Since March 1995 through May 31, 1999, the Company has received monthly funding in the form of loans totalling $4,859,500 from these shareholders/directors and related entities, which are payable on demand. In June 1999 these two shareholders/directors and their related entities agreed to convert loans through April 30, 1999, totalling $3,997,000 to Common Stock at $.60 per share, which is above the market price per share of the Company's Common Stock, and $792,500 to a new Series D Preferred Stock and have agreed to forgive interest accrued through June 21, 1999 totalling $1,234,789. On June 22, 1999, one shareholder/director of the Company committed to provide funding to the Company in the amount of $405,000, based on the Company's projected cash deficiencies for the remainder of fiscal 2000, for shares of the Company's Common Stock at $.125 per share. If actual cash deficiencies exceed the projected amount, this shareholder/director agreed to fund any additional cash deficiencies through March 31, 2000, with the terms of the additional funding to be determined at such time.

Results of Operations

     For the years ended March 31, 1999 and 1998, the Company reported a net loss of $1,233,965 and $1,477,733, respectively.
Revenues for the years ended March 31, 1999 and 1998, were $806,759 and $854,258, respectively.

     Amortization of software development costs was $206,657 and $251,608, for fiscal 1999 and 1998. In addition, the Company incurred and expensed, research and development costs of $102,409 and $114,106, to maintain and improve the existing versions of the StoreKare products.

     Total selling, general and administrative expenses for fiscal 1999 decreased 11% from fiscal 1998. This decrease was due to reductions in staffing, legal and consulting fees and overhead costs. The Company anticipates that total selling, general and administrative expenses will increase slightly during fiscal 2000 as the Company continues to recruit additional salespeople in various locations throughout the United States.

      The Company reported gross profit on installment sales of $40,111 and $84,235 during fiscal 1999 and 1998, respectively, from the sale of the StoreKare for Subway software and related assets. During fiscal 2000, the Company anticipates additional gross profit on this installment sale of approximately $16,000 as the remaining installment payments totalling $20,000 are received by the Company.

     The Company incurred interest expense of $486,614 and $393,699, during fiscal 1999 and 1998, respectively. This increase was due to the increasing amount of interest, $438,398 and 346,015, for fiscal 1999 and 1998, respectively, accrued on the loans from two shareholders/directors and their related entities.

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

ITEM 7.FINANCIAL STATEMENTS

                                 SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                       Page


        Report of Independent Certified Public Accountants -
                 Infante, Lago & Company                                F-1

        Consolidated Balance Sheet
                 March 31, 1999                                         F-2-3

        Consolidated Statements of Operations
                 Years Ended March 31, 1999 and 1998                    F-4

        Consolidated Statements of Capital Deficiency
                 Years Ended March 31, 1999 and 1998                    F-5

        Consolidated Statements of Cash Flows
                 Years Ended March 31, 1999 and 1998                    F-6-7

        Notes to Consolidated Financial Statements
                 March 31, 1999 and 1998                                F-8-21

                                        REPORT OF INDEPENDENT AUDITORS



To the Stockholders and Directors
SK Technologies Corporation and its Subsidiaries

We have audited the accompanying consolidated balance sheet of SK Technologies Corporation and its Subsidiaries (the "Company") as of March 31, 1999, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit. The consolidated financial statements of SK Technologies Corporation and its Subsidiaries as of March 31, 1998, were audited by other auditors whose report dated May 15, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SK Technologies Corporation and its Subsidiaries at March 31, 1999, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

Infante, Lago & Company

June 25, 1999

                                 SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEET
                                                MARCH 31, 1999

                                                    ASSETS



Current Assets:
  Cash                                               $   29,188
  Trade accounts receivable, net of
    allowance for doubtful accounts
    of approximately $30,000                              6,065
  Inventories                                            25,400
  Current portion of installment
    accounts receivable                                  20,000
                                                     ----------
     Total Current Assets                                80,653

Property and Equipment, Net                              63,161

Other Assets:
  Software development costs, net
    of accumulated amortization
    of $759,123                                         303,697
  Other, net                                             20,224
                                                     ----------
    Total Other Assets                                  323,921
                                                     ----------
                                                     $  467,735
                                                     ==========


                                        (Continued on following page.)

                                 SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEET (CONT'D)
                                                MARCH 31, 1999


                                      LIABILITIES AND CAPITAL DEFICIENCY


Current Liabilities:
  Accounts payable                                   $   44,577
  Accrued expenses                                      102,254
  Due to shareholders/officers/directors              1,920,963
  Current portion of capital lease obligations            7,100
  Current portion of notes payable to shareholder        12,000
  Loans payable shareholders/directors                4,723,500
  Deferred income                                        32,361
                                                     ----------
    Total Current Liabilities                         6,842,755

Notes payable to shareholder, less current portion      388,000

Deferred gross profit on installment sale                16,045

Capital lease obligations, less current portion           3,640

Capital Deficiency:
  Convertible Preferred Stock, $.001 par
    value, 5,000,000 shares authorized,
    1,000,000 shares designated as
    convertible Series B Preferred Stock,
    of which 454,399 is issued and
    outstanding                                             454
  Common Stock, $.001 par value, 25,000,000
    shares authorized, 6,357,828 shares
    issued and outstanding                                6,358
  Additional paid-in capital                         12,117,031
  Accumulated deficit                               (18,906,548)
                                                     ----------
     Capital Deficiency                              (6,782,705)
                                                     ----------
                                                     $  467,735
                                                     ==========


                                            See accompanying notes.

                   SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                        YEARS ENDED MARCH 31, 1999 AND 1998


                                                1999               1998

Revenues:
  Equipment, software sales and
    support                                 $   806,759        $   854,258

Cost of Revenues:
  Cost of equipment sold                        134,354            129,882
  Amortization of software
    development costs                           206,657            251,608
  Research and development expense              102,409            114,106
                                            -----------        -----------
                                                443,420            495,596
                                            -----------        -----------
                                                363,339            358,662

Selling, General and Administrative
Expenses:
  Compensation and payroll taxes                957,357          1,078,447
  Other selling, general and
    administrative expenses                     392,521            445,854
                                            -----------        -----------
                                              1,349,878          1,524,301
                                            -----------        -----------
Operating loss                                 (986,539)        (1,165,639)

Other (Expenses) Income:
  Gross profit on installment sale               40,111             84,235
  Interest expense                             (486,614)          (393,669)
  Other, net                                    199,077             (2,660)
                                            -----------        -----------
    Total Other Expenses                       (247,426)          (312,094)
                                            -----------        -----------
Net loss                                    $(1,233,965)       $(1,477,733)
                                            ===========        ===========
Basic Loss Per Common Share                 $      (.19)       $      (.23)
                                            ===========        ===========
Diluted Loss Per Common Share               $      (.19)       $      (.23)
                                            ===========        ===========
Weighted Average Number of
  Common Shares Outstanding                   6,357,828          6,336,724
                                            ===========        ===========

                           See accompanying notes.

                  SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CAPITAL DEFICIENCY
                      YEARS ENDED MARCH 31, 1999 AND 1998


                  TABLE A   Note: This is Part 1 of Table A.
  Numbers will add up across in Part 1 and Part 2 (Part 2 to follow).



                        Preferred Stock                     Common Stock
                        Shares   Amount                   Shares      Amount

Balance at
 March 31, 1997         671,732            $672          6,140,495    $6,140

Conversion of
 Preferred Stock to
 Common Stock          (217,333)           (218)           217,333       218

Net Loss                      -               -                  -         -
                       ________            ____          _________    ______
Balance at
 March 31, 1998         454,399             454          6,357,828     6,358

Net Loss                      -               -                  -         -
                       ________            ____          _________    ______
Balance at
 March 31, 1999         454,399            $454          6,357,828    $6,358
                       ========            ====          =========    ======


                  TABLE A   Note: This is Part 2 of Table A.
  Numbers add up across in Part 1 and Part 2 (Part 1 on previous page).



                          Additional
                           Paid-In      Accumulated           Capital
                           Capital        Deficit            Deficiency


Balance at
 March 31, 1997         $12,117,031      $(16,194,850)      $(4,071,007)

Conversion of
 Preferred Stock to
 Common Stock                     -                 -                 -

Net Loss                          -        (1,477,733)       (1,477,733)
                         __________      ____________       ___________
Balance at
 March 31, 1998          12,117,031       (17,672,583)       (5,548,740)

Net Loss                          -        (1,233,965)       (1,233,965)
                         __________       ____________       ___________
Balance at
 March 31, 1999          12,117,031      $(18,906,548)      $(6,782,705)
                         ==========       ============      ============








                                                  See accompanying notes.

                     SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                           YEARS ENDED MARCH 31, 1999 AND 1998

                                                    1999           1998

Cash Flows From Operating Activities:
  Net loss                                      $(1,233,965)   $(1,477,733)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation                                   29,659         34,892
      Amortization                                  206,657        251,608
      Disposal of fixed assets                          288         41,702
  Changes in operating assets and liabilities:
      Trade accounts receivable                      73,771         13,650
      Inventories                                    (5,449)          (364)
      Installment accounts receivable                50,000        (70,000)
      Accounts payable                              (42,344)        39,430
      Accrued expenses                              (17,106)         9,873
      Due to shareholders/directors                 435,272        329,083
      Deferred income                               (89,761)       (19,880)
      Deferred gross profit on installment sale     (40,112)        56,157
                                                   ---------      ---------
        Net cash used in operating activities      (633,090)      (791,582)

Cash Flows From Investing Activities:
  Purchases of property and equipment                (3,368)       (39,260)
  Additions to software development costs          (134,919)      (144,418)
  Net decrease in other assets                        2,768          2,214
                                                   ---------      ---------
    Net cash used in investing activities          (135,519)      (181,464)

Cash Flows from Financing Activities:
  Proceeds from loans from shareholders/directors   782,000        923,500
  Principal payments on capital lease obligations   (23,101)       (14,872)
                                                    --------       --------
      Net cash provided by financing activities     758,899        908,628
                                                    -------        --------

      Decrease in cash                               (9,710)       (64,418)

Cash at beginning of year                            38,898        103,316
                                                    --------       --------

Cash at end of year                              $   29,188      $  38,898
                                                    ========       ========

Supplemental disclosure of cash flow information:
  Cash paid for interest                         $   43,069      $  36,933
                                                    ========       ========

                                                 (Continued on following page.)

                                  SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENT OF CASH FLOWS (CONT'D)
                                      YEARS ENDED MARCH 31, 1999 AND 1998


Supplemental Schedule of Non-Cash Investing and Financing
Activities

     During fiscal 1999 and 1998, the Company entered into capitalized lease obligations amounting to $7,940 and $17,310, respectively.

                                           See accompanying notes.

                                  SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            MARCH 31, 1999 AND 1998

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

Revenues and Expense Recognition

     In accordance with Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), the Company recognizes revenue from software sales upon delivery, when the fees are fixed and determinable and collectibility of the proceeds is probable. For arrangements with multiple elements, revenues are allocated to the various elements based on the separate prices as stated in the contract. Revenue is recognized for each element when the above requirements for revenue recognition exist. Equipment sales revenue is recognized upon shipment.

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

             SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 1999 AND 1998

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

          SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    MARCH 31, 1999 AND 1998

     The amortization of capitalized computer software costs commences when the Company's software development reaches a point where its technology is economically feasible for effective market distribution of the developed product.

Deferred Income and Revenue Recognition

     Deferred income consists of $32,361 from support contracts to be recognized ratably over the terms of the contracts.

     Pursuant to a 1994 agreement between the Company and an unrelated party, a prepayment of $91,683 was included in deferred income. The Company pursued a settlement regarding the 1994 agreement through arbitration. On October 21, 1998 a settlement of $104,804 ($125,000 less legal fees and expenses of $20,196) was paid to the Company and recorded as other income. According to the settlement, the deferred income of $91,683, from the unrelated party, was reclassified as other income. As a result of this settlement, a total of $196,487 is included in other income for the year ended March 31, 1999, as reflected on the Statement of Operations.

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

Earnings (Loss) Per Common Share

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods presented were restated to conform to the Statement 128 requirements. Basic and diluted loss per Common Share is calculated by dividing net loss by the weighted average Common Shares outstanding. The exercise of

            SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 1999 AND 1998

options and warrants or conversion of convertible securities have been excluded from the calculation of diluted loss per share since the Company has a loss from continuing operations and the effect of these potential shares on loss per Common Share is anti-dilutive.

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

NOTE 2 - ACCOUNTS RECEIVABLE - INSTALLMENT SALE

     On May 21, 1997 the Company entered into an Asset Purchase Agreement (the "Agreement") with an unrelated party (the "Buyer"), whereby the Buyer acquired from the Company, the StoreKare Software for Subway (including the software source code) and certain other related assets. The Agreement provides that the Company will receive a minimum of $175,000 of which $55,000 was received upon signing the Agreement and an additional $100,000 was received through March 31, 1999. The Agreement provided that the Company

             SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31. 1999 AND 1998

would receive 24 monthly payments of, the greater of $5,000 or 10% of gross sales of the Buyer of any software that is an associative or derivative of the software for Subway. The sale is recorded as an installment sale with revenues recognized over 24 months as cash is received. The Company recognized gross profit of $40,111 and $84,235 during fiscal 1999 and 1998, respectively, as reflected on the Statement of Operations. At March 31, 1999 the Balance Sheet reflects installment accounts receivable of $20,000 and deferred gross profit of $16,045 from this sale.

NOTE 3 -        PROPERTY AND EQUIPMENT

     At March 31, 1999, property and equipment consists of the following:

                                                           Useful
                                                        Life (years)
Furniture and equipment           $252,719                  5-10
Leasehold improvements               3,668                     5
                                 ----------
                                   256,387
Less accumulated depreciation
       and amortization           (193,226)
                                 ----------
                                  $ 63,161
                                 ==========

     During fiscal 1999, the Company entered into capitalized lease obligations amounting to $7,940. Included in furniture and equipment at March 31, 1999 is $28,183 under capital leases, which is net of accumulated amortization of $19,374.

     During fiscal 1998 the Company examined the schedule of furniture and equipment as compared to the assets still used by the Company and determined that a total of $7,375, which are net of accumulated depreciation, are no longer in use by the Company and accordingly losses of $7,375 on disposal of fixed assets are included in other expenses for fiscal 1998.

     The Company leases 7,029 square feet of office space from an unrelated entity for $9,597 per month through January 2000, pursuant to a lease which expires January 31, 2002. This amount includes rent of $5,758 per month which will increase 4.5% annually for the next two years and additional charges for the Company's allocated share of expenses for 1999. The expense allocation is adjusted annually. Rental expenses were $108,448 and $110,847 in fiscal 1999 and 1998, respectively.

              SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 1999 AND 1998

     Future minimum lease payments under noncancellable operating leases at March 31, 1999 are as follows:

                Fiscal Year               Minimum Payment

                  2000                       $ 115,682
                  2001                       $ 118,815
                  2002                       $ 108,946
                                             ---------
                                             $ 343,443
                                             =========

NOTE 4 -        SOFTWARE DEVELOPMENT COSTS

     The Company released version 3.3.20 of its retail product, during the second quarter of fiscal 1999, and expects to release a new version of its retail product during the second quarter of fiscal 2000.

     The Company capitalized approximately $135,000 and $160,000 of software development costs during fiscal 1999 and 1998, respectively.

     Amortization of software development costs was approximately
$207,000 and $252,000 during fiscal 1999 and 1998, respectively.

NOTE 5 -        NOTES PAYABLE TO SHAREHOLDER

     At March 31, 1999 notes payable to shareholder consists of a note payable to a shareholder in the amount of $400,000.

     In November 1992 this shareholder advanced the Company $500,000. In January 1997, the Company made a principal payment of $100,000 on this loan. The agreement, as amended, between the Company and the shareholder requires the Company to begin paying $1,000 principal each month, effective April 1999. Repayment of the remaining loan will begin in November 2003 with monthly payments of principal and interest over a four year period. The Company collateralized this loan with the office furniture and equipment which the Company owns (excluding leased equipment) which has a book value at March 31, 1999 of approximately $35,000.

     At the lender's discretion, the interest may be paid in cash or 50% in cash and 50% in Common Stock at a conversion rate of $2.50 per share. This loan bears interest at 10% per annum which is paid monthly. Interest expense of $40,000 was incurred on this note in each fiscal 1999 and 1998. None of the interest was converted to stock.

             SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 1999 AND 1998

NOTE 6 -        CAPITALIZED LEASE OBLIGATIONS

     Certain equipment is leased under capital lease agreements expiring through fiscal 2001 and are included in furniture and equipment. Future minimum commitments by year under noncancellable capital leases at March 31, 1999 are as follows:

                                          Year Ended
                                           March 31            Amount

                                             2000            $ 10,403
                                             2001               4,402
                                                               ------
                Total minimum lease payments                   14,805

                Less:             Amount representing
                  interest (12%) and deferred
                  maintenance charges                          (4,065)
                                                               ------
                Present value of net minimum
                  lease payments                               10,740
                Less:             current portion               7,100
                                                               ------
                Long-term portion of capital
                  lease obligations                          $  3,640
                                                               ======

NOTE 7 -        CAPITAL DEFICIENCY

     At March 31, 1999 there were 490,073 private warrants outstanding, which were issued pursuant to a private offering in 1993. Such warrants are convertible into 490,073 shares of Common Stock at a conversion price of $1.00 per share and were extended to expire in March 2000. In June 1999, these warrants were further extended for two years, to expire in March 2002.

Common Stock

     The number of shares of Common Stock reserved for future
issuance at March 31, 1999 and 1998 is summarized as follows:
                                       1999             1998

Common Stock Purchase Warrants        490,073          490,073
Stock Options                       1,475,000        1,643,669
Convertible Preferred Stock           454,399          454,399
                                    ---------        ---------
                                    2,419,472        2,588,141
                                    =========        =========

            SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1999 AND 1998

NOTE 8 -        RELATED PARTY TRANSACTIONS

     Pursuant to a May 1993 agreement between the Company and Fundamental Management Corp. ("Fundamental"), a fee of $25,000 was approved to be paid in installments to Fundamental based on the amount of proceeds received from the 1993 Preferred Stock offering. The first installment of $8,333 was paid in May 1993 and $16,667 is included in accounts payable due to shareholders/officers/directors, at March 31, 1999.

     Two shareholder/directors of the Company and their related entities have provided short term loans to the Company totalling $4,723,500, through March 31, 1999, of which $3,941,500 was received from March 1995 through March 31, 1998, and $782,000 was received during fiscal 1999. These loans accrue interest at 10% per annum, $1,127,456 through March 31, 1999 and are due on demand. During the period April 1, through May 31, 1999 additional short term loans of $136,000 were provided to the Company. In December 1996, the Company collateralized these loans with the StoreKare software and documentation. Short term loans to the Company through April 30, 1999, totalling $4,789,500, will be converted to Common and Preferred Stock and these two shareholder/directors of the Company and their related entities have agreed to forgive all interest accrued on these loans (See Note 13).

     Pursuant to a May 1993 Consulting agreement between the Company and Capital Hill Group Inc. ("CHG"), the Company incurred consulting fees to CHG of $5,550 per month, for a total of $236,500 through December 1996 when the agreement terminated. Of this amount $225,500 has been accrued to date and is included in accounts payable due to shareholders/officers/directors at March 31, 1999.

     As additional compensation, in May 1993 the Company granted
CHG a five year option for 89,869 shares of common stock at an exercise price of $.10 per share. Such option expired in May 1998.

     In connection with the Finder's agreement between the Company and CHG the Company accrued finders fees of $493,000 through December 1996 which is included in accounts payable due to shareholders/officers/directors at March 31, 1999.

NOTE 9 -        INCOME TAXES

     At March 31, 1999 the Company has net operating loss carryforwards of approximately $18 million that can be used to offset future taxable income, that expire in the years 2004 through 2013. In fiscal 1995, the Company had ownership changes as defined

          SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     MARCH 31, 1999 AND 1998

under Internal Revenue Code Section 382 (Section 382). As such, the availability to utilize the net operating losses that existed as of this ownership change is limited.

     Significant components of the Company's deferred tax assets as of March 31, 1999 are as follows:

                Software development costs              $   322,000
                Net operating losses                      6,210,900
                Research and development costs              305,000
                                                        -----------
                                                          6,837,900
                Valuation allowance                      (6,837,900)
                                                        -----------
                                                        $         -
                                                        ===========

     The net change in the valuation allowance during 1999 was $82,839.

     The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rate of 34%
to loss before income taxes for the years ended March 31, 1999 and 1998 is as follows:
                                             1999                1998

     Tax at U.S. statutory rates          $(464,341)        $  (264,270)
     Unrecognized benefit of net
        operating losses                    464,341             264,270
                                           ---------        -----------
                                          $       -         $         -
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

          SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     MARCH 31, 1999 AND 1998

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

     As of March 31, 1999 there were 1,600 options outstanding pursuant to the 1990 Option Plan which were exercisable at an exercise price of $30.00 per share.

1995 Company Stock Option Plan

     In November 1995, the Company adopted the 1995 Option Plan, reserving 1,400,000 shares of Common Stock which may be purchased pursuant to the exercise of options granted under this plan.

     The 1995 Option Plan is also intended to qualify as an "Incentive Stock Option Plan" under Section 422A of the Internal Revenue Code. Under the Option Plan, incentive stock options may be granted at not less than 100 percent of the fair market value of the Company's Common Stock as determined by the Board of Directors on the date of grant (110% of fair market value for 10% or greater shareholders) and options granted to any one participant may not exceed $100,000 in option price per year, plus certain carryovers from prior years. Options must be granted within ten (10) years from the adoption of the Option Plan. Each option granted under the Option Plan must be exercised within five (5) years from the date of grant. The Options issued pursuant to the 1995 Option Plan may be Incentive Stock Options ("ISOs"), options which are not ISOs ("NSOs"), or "reload options", (as defined). On October 31, 1996 the 1995 Option Plan was approved by a majority of the shareholders of the Company. In July 1997, the Company filed a registration statement on Form S-8, with the Securities and Exchange Commission, to register 1,400,000 shares of Common Stock which may be purchased pursuant to the exercise of options under the 1995 Option Plan. As of March 31, 1999, 894,000 options granted pursuant to this plan are ISOs and 125,000 options granted pursuant to this plan are NSOs.

     During fiscal 1999 and 1998 options for 50,000 and 36,000 shares of Common Stock were granted to employees and during fiscal 1998 options for 25,000 shares of Common Stock were granted to officers and directors of the Company. Such options are exercisable at $.32 and expire through May 2003, five years from the date of grant. As of March 31, 1999, there are options for

        SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MARCH 31, 1999 AND 1998

1,019,000 shares of Common Stock outstanding of which 904,905 are exercisable.

Other Stock Options

     As of March 31, 1999, other stock options of 25,000 were outstanding. Such options expire through 2002. As of March 31, 1999, 25,000 of the other stock options are fully vested.

Stock Based Compensation

     As required by Statement No. 123, pro forma information regarding net loss and loss per share has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999; risk-free rate of return of 5.00%; dividend yield of 0.000%; volatility factor of the expected market price of the Company's common stock of 1.774 and a weighted-average expected life of the options of two to five years.

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

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1999 AND 1998

Information regarding stock options for the years ended March 31,
1999 and March 31, 1998 is summarized as follows:
                                                             Weighted Average
                                     Number of                Exercise Price
                                      Shares                   Per Share

Outstanding at March 31, 1997        1,343,019                    $ .63
Exercised                                    -                        -
Expired                               (160,000)                   $ .26
Forfeited                                    -                        -
Cancelled                              (42,500)                   $ .01
Granted                                 61,000                    $ .02
                                     ----------
Outstanding at March 31, 1998        1,201,519                    $ .45
Exercised                                    -                        -
Expired                               (168,669)                   $ .16
Forfeited                                    -                    $   -
Cancelled                              (37,250)                   $ .01
Granted                                 50,000                    $ .02
                                     ----------
Outstanding at March 31, 1999        1,045,600                    $ .37
                                     ==========
Exercisable at March 31, 1999          931,505                    $ .33
                                     ==========
Reserved for future option
  grants at March 31, 1999             429,400
                                    ==========


     For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's 1999 and 1998 pro forma information follows:

                                      1999              1998

       Net Loss                   $(1,261,305)      $(1,509,867)
                                  ============      ============
       Loss per common share      $      (.20)      $      (.24)
                                  ============      ============

     The 1999 and 1998 pro forma effect on net loss is not necessarily representative of the effect in the future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

         SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    MARCH 31, 1999 AND 1998

     The exercise price of options outstanding at March 31, 1999 ranged between $.32 and $30.00.

NOTE 11 -   401(K) PROFIT SHARING PLAN

     The Company adopted a 401(K) Profit Sharing Plan (the "401(K) Plan") effective January 1, 1995. All employees are eligible to participate in the 401(K) Plan once they have satisfied the eligibility requirements which are as follows: employees must be 21 years of age and have completed 3 months of service with the Company. The 401(K) Plan is currently funded by employee contributions only. Employees may elect to contribute up to, the lesser of, 15% of their salary or $10,000 for 1999, as adjusted to reflect annual federal cost of living increases, or such lesser amount as determined by discrimination tests for the plan.

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

     The carrying amounts and fair values of the Company's significant financial instruments at March 31, 1999 are as follows:


                                        Carrying
                                         Amount            Fair Value

Cash and cash                           $   29,188         $   29,188
 equivalents

Loans payable to shareholders/           5,123,500          5,123,500
 directors/related parties

          SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     MARCH 31, 1999 AND 1998

NOTE 13 -   SUBSEQUENT EVENTS

     On June 15, 1999, the Board of Directors designated 3,000 shares of Series D, 8% cumulative, $1,000 Preferred Stock with the rights, preferences, privileges and restrictions set forth in a Certificate of Designation to be filed with the State of Delaware. These shares of Preferred Stock will be available for conversion of certain short term debt, accrued fees and bonuses and future funding to the Company.

     In June 1999 two shareholder/directors of the Company and their related entities agreed to convert short term loans through April 30, 1999 totalling $4,789,500 to Common and Preferred Stock as follows:

                $3,997,000 will be converted at .$60 per share into 6,661,667 shares of Common Stock and,

                $792,500 will be converted into Series D, 8% cumulative, Preferred Stock upon filing a Certificate of Designation with the State of Delaware.

     Interest in the amount of $1,127,456 has been accrued through March 31, 1999 on these loans and additional interest of $107,333 has been accrued from April 1 through June 21, 1999 on these loans. These two shareholder/directors of the Company and their related entities have agreed to forgive the interest in the amount of $1,234,789 accrued through June 21, 1999 on these loans (see Note
8).

     On June 22, 1999, one shareholder/director of the Company committed to provide funding to the Company in the amount of $405,000, based on the Company's projected cash deficiencies for the remainder of fiscal 2000, for shares of the Company's Common Stock at $.125 per share. If actual cash deficiencies exceed the projected amount, this shareholder/director agreed to fund any additional cash deficiencies through March 31, 2000, with the terms of the additional funding to be determined at such time.

ITEM 8.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE

     Pursuant to a written consent dated March 4, 1999, the Board of Directors of the Company approved the engagement of Infante, Lago & Company as its independent auditors for the fiscal year ending March 31, 1999 to replace the firm of Ernst & Young LLP ("E & Y"), who were dismissed as auditors of the Company effective immediately.

     The reports of E & Y on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

     In connection with the audits of the Company's financial statements for each of the two fiscal years ended March 31, 1998, and in the subsequent interim period, there were no disagreements with E & Y on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of E & Y would have caused E & Y to make reference to the matter in their report.


                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following persons are the directors and executive officers of the Company as of March 31, 1999. All directors are elected by the shareholders to serve until the next meeting of shareholders or until their successors are duly elected and qualified. Officers are elected by the Board of Directors to serve at the pleasure of the Board.


       Name                   Age            Position

Calvin S. Shoemaker            58      President/Chief Executive
                                       Officer/Director

Melvin T. Goldberger           79      Treasurer/Director

Roger N. Oesterling            56      Executive Vice President

Douglas A. Beard               67      Executive Vice President

Susan L. Fedderman             46      Executive Vice President/
                                       Secretary

Gary S. Spirer                 54      Director

David H. Peipers               42      Director

C. Shelton James               59      Director

Michael P. Siewruk             42      Director


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

     David H. Peipers. Mr. Peipers was elected as a director of the Company on May 13, 1993. Among other activities, Mr. Peipers is President of Peipers & Co. Inc., an investment firm dealing with securities and venture capital, since 1982. He also has been a general partner of the Winsome Limited Partnership and Cornerhouse Limited Partnership, which make long term investments in the securities of both public and private companies, since 1989. He is a founder and Chairman of Bedminster Bioconversion Corporation, an environmental company based in Cherry Hill, New Jersey. Mr. Peipers holds an A.B. from Harvard University (1978) and a J.D. from Harvard Law School (1981).

     C. Shelton James. Mr. James was elected as a director of the Company on May 13, 1993. Prior to that date he served as a member of the Company's Advisory Board. Mr. James is President of Fundamental Management Corp. and Chairman and Chief Executive Officer of Elcotel Inc. since May 1991. He was President of the Computer Systems Division of Gould, Inc. from 1980 through 1989 and Executive Vice President of Gould's Information System Business Section from 1985 through 1989. He provides consulting services to the Company pursuant to a May 1993 agreement. Mr. James has been a director of DRS Inc. since 1999, Concurrent Computer Corporation since September 1994 and CSPI since December 1994. He earned a Bachelors of Business Administration degree from Clarkson University and a Masters of Business Administration from New York University.

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

        To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representation that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners have been complied with, other than one Form 4 which will be filed shortly to report an event which occurred in December 1998. This Form 4 will report that 1,312,421 shares of the Company's Common Stock which were beneficially owned by a director of the Company, were distributed to several individuals and entities, with 681,856 shares remaining with the director of the Company.

ITEM 10.                        EXECUTIVE COMPENSATION:

     The following tables set forth executive compensation for the last three fiscal years, stock awards and stock option values for the fiscal 1999.
                                Annual Compensation

                                                 Other Annual
Name and            Fiscal    Salary     Bonus    Compensa-
Position             Year       ($)       ($)     tion ($)

Calvin Shoemaker     1997     75,000     13,047         0
President/Chief      1998     75,000     13,245         0
Executive Officer    1999     75,000     12,636         0

All executive
officers as a        1997    209,626     36,242         0
group (four          1998    262,500     39,734         0
persons)             1999    273,115     39,258         0



                               Awards           Payouts
                    Restricted                              All
                      Stock          Options/    LTIP      Other
Name and              Awards           SARs     Payouts   Compensa-
Position            (# Shares)(1)       (#)       ($)      tion ($)

Calvin Shoemaker      400,000             0        0          0
President/Chief             0             0        0          0
Executive Officer           0             0        0          0

All executive         730,000             0        0          0
officers as a        (730,000)      760,000        0          0
group (four                 0             0        0          0
persons)



  (1) In July 1997, the Company filed a registration statement on Form S-8, with the Securities and Exchange Commission, to register 1,400,000 shares of Common Stock which may be purchased pursuant to the exercise of options under the 1995 Option Plan. Accordingly restricted stock awards were reclassified as options in fiscal 1998.

                                       Option/SAR Grants in Fiscal 1999

                       Individual Grants

 (a)                             (b)                   (c)                (d)              (e)
                              Number of
                              Securities           % of Total
                              Underlying           Options/SARs         Exercise
                              Options/             Granted to           or Base
                              SARs                 Employees in         Price           Expiration
Name                          Granted(#)(1)        Fiscal Year          ($/SH)          Date
Calvin Shoemaker
President/Chief
Executive Officer             0                    0



  (1)             No options were granted to executive officers in fiscal
                  1999.




                                Aggregated Option/SAR Exercises in Fiscal 1999
                                     and March 31, 1999 Option/SAR Values


 (a)                             (b)                   (c)             (d)                     (e)
                                                                     Number of
                                                                     Securities             Value of
                                                                     Underlying             Unexercised
                                                                     Unexercised            In-the-Money
                                                                     Options/SARs at        Options/SARs at
                                                                     March 31, 1999 (#)     March 31, 1999 ($)

                              Shares Acquired      Value             Exercisable/           Exercisable/
Name                          on Exercise (#)      Realized          Unexercisable          Unexercisable
Calvin Shoemaker
President/
Chief Executive
Officer                       0                    0                 400,000/0              0/0

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT:

     The following table sets forth, as of June 21, 1999, certain information regarding the amount and percentage of Common and Preferred Stock beneficially owned by each person known by the Company to own more than five percent of its outstanding Common and Preferred Stock, each director of the Company and all officers and directors as a group.

                                     Amount of
Name and Address                     Beneficial         Percentage
Beneficial Owner of                 Ownership of         of Voting
Identity of Group                  Common Stock(1)    Securities(1)

Calvin S. Shoemaker(4)                 80,091           0.012%
500 Fairway Drive, Suite 104
Deerfield Beach, FL 33441

Gary S. Spirer(1)(5)                  106,300           0.016%
150 E. 58th Street
New York, NY 10155

Capital Hill Group(5)                   3,945           0.001%
Gary Spirer, President
150 E. 58th Street
New York, NY 10155

David H. Peipers(1)(3)(8)(9)          678,845           0.10%
888 Seventh Avenue
New York, NY 10106

Cornerhouse Ltd. Ptshp.(3)(8)(9)    1,156,116           0.170%
David Peipers, G.P.
888 Seventh Avenue
New York, NY 10106

Winsome Ltd. Ptshp(3)(8)(9)           603,909           0.089%
David Peipers, G.P.
888 Seventh Avenue
New York, NY 10106

C. Shelton James(1)(6)                 19,973           0.003%
4000 Hollywood Blvd.
Hollywood, FL 33021

Fundamental Management Corp.(6)            93           0.000%
C.S. James, President
4000 Hollywood Blvd.
Hollywood, FL 33021

Fundamental Active
  Investors Ltd II(6)(8)            1,190,014           0.175%
Fundamental Mgmt Corp., G.P.
4000 Hollywood Blvd.
Hollywood, FL 33021

Melvin Goldberger(1)(2)                20,333           0.003%
1761 W. Hillsboro Blvd.
Deerfield Beach, FL 33442

Seventh Investment
  Bancing Corp.(2)                     69,569           0.01%
Melvin Goldberger, President
1761 W. Hillsboro Blvd.
Deerfield Beach, FL 33442

All Directors and
Executive Officers as
a Group (9 persons) (7)             3,995,698           0.587%

____________________________

(1) Stock options were granted to five directors of the Company in August 1996 and December 1997. Each director received an option for 25,000 shares of Common Stock at an exercise price of $.32 per share.

(2) Includes 78,869 shares of Common Stock and 11,033 shares of Preferred Stock (held by Melvin Goldberger, trustee for the Grace Goldberger Trust).

(3) Includes 2,255,536 shares of Common Stock and 183,334 shares of Preferred Stock.

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

(7) As part of the units sold in a September 1993 offering, warrants for 447,140 shares of Common Stock at an exercise price of $1.00 per share are held by certain of these executive officers and directors.

(8) Does not include 6,661,667 shares of Common Stock to be issued upon the conversion of short term loans totalling $3,997,000.

(9) Does not include the Series D Preferred Stock to be issued upon conversion of $792,500 of short term loans and upon filing a Certificate of Designation with the State of Delaware.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

     Pursuant to a May 1993 agreement between the Company and Fundamental Management Corp. ("Fundamental"), a fee of $25,000 was approved to be paid in installments to Fundamental based on the amount of proceeds received from the 1993 Preferred Stock offering. The first installment of $8,333 was paid in May 1993 and $16,667 is included in accounts payable due to shareholders/officers/directors, at March 31, 1999.

     Two shareholder/directors of the Company and their related entities have provided short term loans to the Company totalling $4,723,500, through March 31, 1999, of which $3,941,500 was received from March 1995 through March 31, 1998, and $782,000 was received during fiscal 1999. These loans accrue interest at 10% per annum, $1,127,456 through March 31, 1999 and are due on demand. During the period April 1, through May 31, 1999 additional short term loans of $136,000 were provided to the Company. In December 1996, the Company collateralized these loans with the StoreKare software and documentation. Short term loans to the Company through April 30, 1999, totalling $4,789,500, will be converted to Common and Preferred Stock and these two shareholder/directors of the Company and their related entities have agreed to forgive all interest accrued on these loans (See Note 13).

     Pursuant to a May 1993 Consulting agreement between the Company and Capital Hill Group Inc. ("CHG"), the Company incurred consulting fees to CHG of $5,550 per month, for a total of $236,500 through December 1996 when the agreement terminated. Of this amount $225,500 has been accrued to date and is included in accounts payable due to shareholders/officers/directors at March 31, 1999.

     As additional compensation, in May 1993 the Company granted
CHG a five year option for 89,869 shares of common stock at an exercise price of $.10 per share. Such option expired in May 1998.

     In connection with the Finder's agreement between the Company and CHG the Company accrued finders fees of $493,000 through December 1996 which is included in accounts payable due to shareholders/officers/directors at March 31, 1999.

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

                 27.          Financial Data Schedule for the Year Ended March
                              31, 1999


        (b)      Reports on Form 8-K

                 On March 4, 1999 the Company filed a report on Form 8-K with the Securities and Exchange Commission and reported a change in the Company's independent auditors under Item 4.

                              SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SK Technologies Corporation has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

                                   SK TECHNOLOGIES CORPORATION,
                                   a Delaware corporation


Date:  June 29, 1999               By:  /s/ Calvin S. Shoemaker
                                        Calvin S. Shoemaker, President



        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature                     Title                      Date


/s/ Calvin S. Shoemaker       President/Chief          June 29, 1999
Calvin S. Shoemaker           Executive Officer/
                              Director

/s/ Melvin T. Goldberger      Treasurer/Director/      June 29, 1999
Melvin T. Goldberger          Principal Accounting
                              Officer

/s/ C. Shelton James          Director                 June 29, 1999
C. Shelton James

/s/ David H. Peipers          Director                 June 29, 1999
David H. Peipers

/s/ Michael Siewruk           Director                 June 29, 1999
Michael Siewruk

Gary Spirer                   Director