Form 10KSB/A
period 1999-03-31
SK TECHNOLOGIES CORP
filed 1999-07-22
CIK 847777

FORM 10-KSB/A No. 1 - ANNUAL REPORT

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

                                     Amount of
Name and Address of                  Beneficial         Percentage
Beneficial Owner or                 Ownership of         of Voting
Identity of Group                  Common Stock(1)    Securities(1)

Calvin S. Shoemaker(4)                 80,091           1.18%
500 Fairway Drive, Suite 104
Deerfield Beach, FL 33441

Gary S. Spirer(1)(5)                  106,300           1.56%
150 E. 58th Street
New York, NY 10155

Capital Hill Group(5)                   3,945            .06%
Gary Spirer, President
150 E. 58th Street
New York, NY 10155

David H. Peipers(1)(3)(8)(9)          678,845           9.97%
888 Seventh Avenue
New York, NY 10106

Cornerhouse Ltd. Ptshp.(3)(8)(9)    1,156,116          16.97%
David Peipers, G.P.
888 Seventh Avenue
New York, NY 10106

Winsome Ltd. Ptshp(3)(8)(9)           603,909           8.87%
David Peipers, G.P.
888 Seventh Avenue
New York, NY 10106

C. Shelton James(1)(6)                 19,973            .29%
4000 Hollywood Blvd.
Hollywood, FL 33021

Fundamental Management Corp.(6)            93            .001%
C.S. James, President
4000 Hollywood Blvd.
Hollywood, FL 33021

Fundamental Active
  Investors Ltd II(6)(8)            1,190,014          17.47%
Fundamental Mgmt Corp., G.P.
4000 Hollywood Blvd.
Hollywood, FL 33021

Melvin Goldberger(1)(2)                20,333            .30%
1761 W. Hillsboro Blvd.
Deerfield Beach, FL 33442

Seventh Investment
  Bancing Corp.(2)                     69,569           1.02%
Melvin Goldberger, President
1761 W. Hillsboro Blvd.
Deerfield Beach, FL 33442

All Directors and
Executive Officers as
a Group (9 persons) (7)             3,995,698          58.65%

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

                              SK TECHNOLOGIES CORPORATION,
                              a Delaware corporation


Date:  July 22, 1999          By:  /s/ Calvin S. Shoemaker
                              Calvin S. Shoemaker, President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature                     Title                    Date


/s/ Calvin S. Shoemaker       President/Chief          July 22, 1999
Calvin S. Shoemaker           Executive Officer/
                              Director

/s/ Melvin T. Goldberger      Treasurer/Director/      July 22, 1999
Melvin T. Goldberger          Principal Accounting
                              Officer

/s/ C. Shelton James          Director                 July 22, 1999
C. Shelton James

/s/ David H. Peipers          Director                 July 22, 1999
David H. Peipers

/s/ Michael Siewruk           Director                 July 22, 1999
Michael Siewruk

Gary Spirer                   Director