Form 10QSB
period 1999-06-30
SK TECHNOLOGIES CORP
filed 1999-08-10
CIK 847777

FORM 10-QSB - QUARTERLY REPORT
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549


      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1999

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

     Common Stock, $.001 Par Value = 14,139,494 shares as of
     July 29, 1999.

SK TECHNOLOGIES CORPORATION

                              INDEX

                           FORM 10-QSB
                THREE MONTHS ENDED June 30, 1999



PART I.   FINANCIAL INFORMATION                                Page

          Item 1.  Financial Statements . . . . . . . . . .     1

                   Consolidated Condensed Balance Sheet . . 2-3 Consolidated Condensed Statements of
                     Operations . . . . . . . . . . . . . .   4-5
                   Consolidated Condensed Statements of
                     Cash  Flows  . . . . . . . . . . . . .     6
                   Notes to the Consolidated Condensed
                     Financial Statements . . . . . . . . .   7-8

          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results
                     of Operations  . . . . . . . . . . . .  9-11

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

    PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               The interim financial information included herein is unaudited. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's 1999 Annual Report on Form 10-KSB. Other than indicated herein, there have been no significant changes from the financial data published in said report. In the opinion of management, such unaudited information reflects all adjustments, consisting only of normal recurring accruals and other adjustments as disclosed herein, necessary for a fair presentation of the unaudited information below.

               Results for interim periods are not necessarily indicative of results expected for the full year.


         SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEET
                          June 30, 1999

                             ASSETS

Current Assets:
  Cash                                              $  91,864
  Trade accounts receivable, net of
    allowance for doubtful accounts
    of $31,759                                          7,807
  Inventories                                          31,590
  Current portion of installment
    accounts receivable                                 5,000
  Other current assets                                  1,809
                                                    ---------
     Total Current Assets                             138,070

Property and Equipment, Net                            60,883

Other Assets:
  Software development costs,
    net of accumulated amortization
    of $805,843                                       307,512
  Other, net                                           20,400
                                                    ---------
    Total Other Assets                                327,912
                                                    ---------
                                                    $ 526,865
                                                    =========

             (Continued on following page)
                         -2-

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
          CONSOLIDATED CONDENSED BALANCE SHEET (CONT'D)
                          June 30, 1999

               LIABILITIES AND CAPITAL DEFICIENCY

Current Liabilities:
  Accounts payable                                 $   72,662
  Accrued expenses                                    102,595
  Due to shareholders/officers/directors              793,476
  Current portion of notes payable to
    shareholder                                        12,000
  Current portion of capital lease
    obligations                                         6,795
  Deferred income                                      29,393
                                                    ----------
  Total Current Liabilities                         1,016,921

Notes payable to shareholder                          385,000

Deferred gross profit on installment sale               4,011

Capital lease obligations, less current portion         4,121

Capital Deficiency:
  Preferred Stock, $.001 par value,
    5,000,000 shares authorized
      1,000,000 shares designated as
        convertible Series B Preferred
        Stock, 454,399 shares issued
        and outstanding                                   454
      3,000 shares designated as Series D
        Preferred Stock, 793 shares issued
        and outstanding                                     1
  Common stock, $.001 par value,
    25,000,000 shares authorized,
    14,139,494 shares issued and
    outstanding                                        14,139
  Additional paid-in capital                       12,782,183
  Accumulated deficit                             (13,679,965)
                                                  ------------
    Capital Deficiency                               (883,188)
                                                  ------------
                                                   $  526,865
                                                  ============

                    See accompanying notes.
                              -3-

(/TABLE>


               SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                            1999                 1998
Revenues:
  Equipment, software sales and
    support                             $    242,681        $   165,555

Cost of Revenues:
  Cost of equipment sold                      19,778             25,523
  Amortization of software development
    costs                                     46,720             58,266
  Research and development expenses            6,849             34,744
                                        -------------       ------------
                                              73,347            118,533
                                        -------------       ------------
Gross Profit                                 169,334             47,022

Selling, General and Administrative
Expenses:
  Compensation and payroll taxes             234,466            250,327
  Other selling, general and
    administrative expenses                   94,157            100,657
                                        -------------       ------------
                                             328,623            350,984
                                        -------------       ------------
Operating Loss                              (159,289)          (303,962)

Other Income (Expenses):
  Gross profit on installment sale            12,034             16,045
  Interest expense                          (118,777)          (114,066)
  Other, net                                   1,260                482
                                        -------------       ------------
Total Other Income (Expenses)               (105,483)           (97,539)
                                        -------------       ------------
Loss Before Income Taxes and
  and Extraordinary Item                    (264,772)          (401,501)

Income tax benefit                           105,909                  -
                                        -------------       ------------
Loss Before Extraordinary Item              (158,863)          (401,501)

                        (Continued on following page)
                                     -4-

              SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (CONT'D)
                 THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                            1999                 1998
Extraordinary Item: Gain from
  restructuring of debt (net
  of income taxes of $2,196,542)           3,294,813                  -

Benefit from utilization of net
  operating loss carryforwards             2,090,633                  -
                                        -------------       ------------
Net Income                              $  5,226,583        $  (401,501)
                                        =============       ============

Basic Earnings (Loss) Per
  Common Share
  Loss before extraordinary item        $       (.02)       $      (.06)
  Extraordinary income (net,
    plus tax benefit)                            .77                  -
                                        -------------       ------------
  Net Income Per Common Share           $        .75        $      .(06)
                                        =============       ============

Diluted Earnings (Loss) Per
  Common Share
  Loss before extraordinary item        $       (.02)       $      (.06)
  Extraordinary income (net, plus
    tax benefit)                                 .77                  -
                                        -------------       ------------
Net Income Per Common Share             $        .75        $      (.06)
                                        =============       ============
Weighted Average Number of
  Common Shares Outstanding                6,956,418          6,357,828
                                        =============       ============

                        See accompanying notes.
                                  -5-

               SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED JUNE 30, 1999 AND 1998

                                                      1999           1998
Net cash used in operating activities             $  (85,734)   $ (264,010)

Cash Flows From Investing Activities:
  Additions to software development costs            (50,535)      (28,362)
  Purchases of property and equipment                   (709)         (372)
  Net (decrease) increase in other assets               (176)        1,124
                                                  -----------   -----------
Net cash used in
  investing activities                               (51,420)      (27,610)

Cash Flows From Financing Activities:
  Proceeds from loans from
    shareholders/directors                            66,000       274,000
  Principal payments on capital
    lease obligations                                 (6,170)       (6,291)
  Proceeds from issuance of common stock             140,000             -
                                                   ----------    ----------
Net cash provided by financing
  activities                                         199,830       267,709
                                                   ----------    ----------
Increase (decrease) in cash                           62,676       (23,911)

Cash at beginning of period                           29,188        38,898
                                                   ----------    ----------
Cash at end of period                             $   91,864    $   14,987
                                                  ===========   ===========




SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

     During the three months ended June 30, 1999, short term loans in the amounts of $3,997,000 and $792,500, were converted to Common Stock and Preferred Stock, respectively.

                         See accompanying notes
                                   -6-

          SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
    NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                THREE MONTHS ENDED JUNE 30, 1999


Note 1 - ACCOUNTS RECEIVABLE - INSTALLMENT SALE

     The Company sold the StoreKare Software for Subway (including software source code) to an unrelated party in May 1997 for $175,000 with payments to be made over 24 months. Through June 30, 1999, the Company received a total of $170,000 of which $15,000 was received during the three months ended June 30, 1999 and the Company recognized gross profit of $12,034 for the three months then ended. At June 30, 1999, the Balance Sheet reflects installment accounts receivable of $5,000 and deferred gross profit of $4,011 from this sale.

Note 2 - LOANS PAYABLE SHAREHOLDERS/DIRECTORS

     Two shareholders/directors of the Company and their related entities have provided short term loans to the Company totaling $4,789,500 through April 30, 1999 of which $66,000 was received in April 1999. These loans accrued interest at the rate of 10% per annum, $1,234,789 was accrued through June 21, 1999, of which $107,333 was accrued during the three months ended June 30, 1999. On June 22 and 23, 1999 these shareholders/directors and their related entities agreed to convert the loans to shares of the Company's Common and Preferred Stock and they have agreed to forgive the accrued interest on these loans in the amount of $1,234,789. See Note 5.

Note 3 - DEFERRED INCOME AND REVENUE RECOGNITION

     Deferred income consists of $29,393 from support contracts to be recognized ratably over the terms of the contracts.

NOTE 4 - STOCKHOLDERS' EQUITY

Preferred Stock

     In July 1999, the Company filed a Certificate of Designation with the State of Delaware authorizing the issuance of 3,000 shares of Series D Redeemable Preferred Stock $.001 par value at $1,000 per share with cumulative dividends payable annually at the rate of 8% per annum.

Conversion of Short Term Loans

     In June 1999 two shareholders/directors of the Company and their related entities agreed to convert short term loans totaling $3,997,000 to 6,661,666 shares of the Company's Common Stock at a conversion rate of $.60 per share. One shareholder/director agreed

          SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
    NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                THREE MONTHS ENDED JUNE 30, 1999

to convert loans totaling $792,500 to shares of the Series D 8%
Cumulative Preferred Stock.

Common Stock

     One shareholder/director of the Company committed to provide funding to the Company in the amount of $405,000, based on the Company's projected cash deficiencies for the remainder of fiscal 2000, for shares of the Company's Common Stock at $.125 per share. During the three months ended June 30, 1999, the shareholder/director provided funding in the amount of $140,000 for which he received 1,120,000 shares of the Company's Common Stock.

NOTE 5 - EXTRAORDINARY INCOME

     Two shareholders/directors of the Company and their related entities agreed to convert short term loans in the amount of $4,789,500 to Common and Preferred Stock and to forgive accrued interest on these loans in the amount of $1,234,789. These transactions meet the criteria for trouble debt restructuring and accordingly the gain, in the amount of $5,491,355, is recorded as extraordinary income in the Statement of Operations, for the three months ended June 30, 1999 and consists of the following:

     Forgiveness of debt/Accrued interest              $1,234,789
     Difference of .$52 per share, between
           the conversion prices of common
           stock and the market value of
           the common stock                             3,464,066
     Amount converted to preferred stock                  792,500

          Total Extraordinary Income                   $5,491,355
                                                       ==========

     Through March 31, 1999, the Company has net operating loss carryforwards of approximately $18 million, which expire in the years 2004 through 2013, that can be used to offset future taxable income. In fiscal 1995, the Company had ownership changes as defined under Internal Revenue Code Section 382. As such the availability to utilize the net operating losses that existed as of this ownership change is limited.

     The related deferred tax on these gains, for federal and state taxes, at a combined rate of 40% would be $2,196,542 and is offset by the Company's deferred tax assets for the unrecognized benefit of net operating losses.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS:

General

     The Company is a developer of retail store management software for the specialty retail industry. The Company's StoreKare product family is a modular system of information technology products, which offers retailers an affordable, scalable, feature rich application that runs in both Windows and DOS environments. The goal of the Company has been to offer such a product that a retail store owner with limited computer experience could learn and use without extensive training and support. With the advancement of the hardware technology (computers and cash registers) and extensive reduction in cost, the small retailer can now afford a complete business management system.

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

Liquidity and Capital Resources

     The Company had a net loss, before income taxes and extraordinary items, of $264,772 and $401,501 for the three months ended June 30, 1999 and 1998 respectively. For the three months ended June 30, 1999, the Company had an extraordinary gain of $5,491,355 from restructuring debt, which resulted in net income of $5,226,583 for the three months then ended. The debt restructuring was due to two shareholders/directors of the Company and their related entities converting short term loans totaling $4,789,500 to Common and Preferred Stock. Interest on these loans in the amount of $1,234,789 was forgiven. Accordingly, the Company's working capital deficiency decreased from $(6,762,102) at March 31, 1999 to $(878,851) at June 30, 1999.

     One shareholder/director of the Company committed to provide funding to the Company in the amount of $405,000, based on the Company's projected cash deficiencies for the remainder of fiscal 2000, for shares of the Company's Common Stock at $.125 per share. During the three months ended June 30, 1999, this shareholder director provided funding in the amount of $140,000 for 1,120,000 shares of Common Stock. If actual cash deficiencies exceed the projected amount, this shareholder/director agreed to fund any additional cash deficiencies through March 31, 2000, with the terms of the additional funding to be determined at such time.

     During the three months ended June 30, 1999 and 1998 the company capitalized $50,535 and $28,362, respectively, of development costs. Amortization of development costs was $46,720 and $58,266, for the three months ended June 30, 1999 and 1998, respectively. The Company anticipates incurring a comparable amount of development costs for the remainder of fiscal 2000 as the Company continues its efforts to offer Windows products.

Results of Operations

     The Company had a net loss, before income taxes and extraordinary items, of $264,772 and $401,501 for the three months ended June 30, 1999 and 1998 respectively. For the three months ended June 30, 1999, the Company had an extraordinary gain of $5,491,355 from restructuring debt, which resulted in net income of $5,226,583 for the three months then ended. Revenues for the three months ended June 30, 1999 and 1998 were $242,681 and $165,555, respectively, from equipment and software sales and support.

     Amortization of software development costs was $46,720 and $58,266, for the three months ended June 30, 1999 and 1998, respectively. In addition the Company incurred and expensed, research and development costs of, $6,849 and $34,744 during the three months ended June 30, 1999 and 1998, respectively, to maintain and improve the existing versions of the StoreKare products.

     Total selling, general and administrative expenses for the three months ended June 30, 1999 decreased 6% to $328,623 for the three months ended June 30, 1999 from $350,984 for the three months ended June 30, 1998. The Company anticipates that total selling general and administrative costs for the remainder of fiscal 2000 will increase slightly from the first three months of fiscal 2000, as the Company expands its sales staff.

     The Company incurred interest expense of $118,777 and $114,066 during the three months ended June 30, 1999 and 1998, respectively. Interest expense was incurred on loans from shareholders/directors and their related entities, of $107,333 and $101,900 during the three months ended June 30, 1999 and 1998. Since these loans were converted to Common and Preferred Stock in June 1999, interest was accrued through June 21, 1999 only.

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

     Not applicable

Item 3.  Defaults Upon Senior Securities.

     Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

     Not applicable

Item 5.  Other Information.

     The Company did not file any reports on Form 8-K during the three months ended June 30, 1999.

Item 6.  Exhibits and Reports on Form 8-K.

     a)   Exhibits.

          27.  Financial Data Schedule for the three months ended
               June 30, 1999

                          SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, SK Technologies Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                    SK Technologies Corporation
                                         (Registrant)

Date: August 10, 1999                /s/ Calvin S. Shoemaker
                              President, Chief Executive Officer



Date: August 10, 1999                /s/ Melvin T. Goldberger
                            Treasurer, Principal Accounting Officer