Form 10QSB
period 1999-09-30
SK TECHNOLOGIES CORP
filed 1999-11-05
CIK 847777

FORM 10-QSB - QUARTERLY REPORT
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549


       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ________ to _________

                   Commission file number 0-18184

                    SK Technologies Corporation
 (Exact name of small business issuer as specified in its charter)

           Delaware                         52-1507455
(State or other jurisdiction of     (IRS Employer Identification
incorporation or organization)      No.)

      500 Fairway Drive, Suite 104, Deerfield Beach, FL 33441
             (Address of principal executive offices)

                          (954) 418-0101
         (Issuer's telephone number, including area code)

                          Not applicable
       (Former name, former address and former fiscal year,
                   if changed since last report)

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

     Common Stock, $.001 Par Value = 16,259,494 shares as of
     October 29, 1999.

                    SK TECHNOLOGIES CORPORATION

                               INDEX

                            FORM 10-QSB
                SIX MONTHS ENDED SEPTEMBER 30, 1999


PART I.   FINANCIAL INFORMATION                                Page

          Item 1.  Financial Statements. . . . . . . . . . .     1

                   Consolidated Condensed Balance Sheet. . . 2-3 Consolidated Condensed Statements of
                     Operations. . . . . . . . . . . . . . .   4-5
                   Consolidated Condensed Statements of
                     Cash  Flows . . . . . . . . . . . . . .     6
                   Notes to the Consolidated Condensed
                     Financial Statements. . . . . . . . . .   7-8

          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results
                     of Operations . . . . . . . . . . . . .  9-11

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings . . . . . . . . . . . .    12
          Item 2.  Changes in Securities . . . . . . . . . .    12
          Item 3.  Defaults Upon Senior Securities . . . . .    12
          Item 4.  Submission of Matters to a Vote
                     of Security Holders . . . . . . . . . .    12
          Item 5.  Other Information . . . . . . . . . . . .    12
          Item 6.  Exhibits and Reports on Form 8-K. . . . .    12

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .    13

	PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

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

         Results for interim periods are not necessarily indicative of results expected for the full year

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEET
                         September 30, 1999
                              ASSETS

Current Assets:
  Cash                                              $  85,620
  Trade accounts receivable, net of
    allowance for doubtful accounts
    of $35,723                                         26,382
  Inventories                                          25,479
  Other current assets                                  1,803
                                                    ---------
     Total Current Assets                             139,284

Property and Equipment, Net                            68,078

Other Assets:
  Software development costs,
    net of accumulated amortization
    of $828,506                                       332,966
  Other, net                                           20,400
                                                    ---------
    Total Other Assets                                353,366
                                                    ---------
                                                    $ 560,728
                                                    =========


















                  (Continued on following page)
                              - 2 -

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED BALANCE SHEET (CONT'D)
                        September 30, 1999
                LIABILITIES AND CAPITAL DEFICIENCY

Current Liabilities:
  Accounts payable                                 $   26,026
  Accrued expenses                                     90,810
  Due to shareholders/officers/directors              793,450
  Current portion of notes payable to
    shareholder                                        12,000
  Current portion of capital lease
    obligations                                         9,563
  Deferred income                                      28,730
                                                    ---------
  Total Current Liabilities                           960,579

Notes payable to shareholder                          382,000

Capital lease obligations, less current portion        13,045

Capital Deficiency:
  Preferred Stock, $.001 par value,
    5,000,000 shares authorized
      1,000,000 shares designated as
        convertible Series B Preferred
        Stock, 454,399 shares issued
        and outstanding                                   454
      3,000 shares designated as Series D
        Preferred Stock, 793 shares issued
        and outstanding                                     1
  Common stock, $.001 par value,
    25,000,000 shares authorized,
    16,259,494 shares issued and
    outstanding                                        16,259
  Additional paid-in capital                       13,045,063
  Accumulated deficit                             (13,856,673)
                                                 ------------
    Capital Deficiency                               (794,896)
                                                 ------------
                                                   $  560,728
                                                 ============



                     See accompanying notes.
                              - 3 -

              SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                          Three Months    Three Months     Six Months      Six Months
                                             Ended           Ended           Ended           Ended
                                          September 30,   September 30,   September 30,   September 30,
                                              1999            1998            1999            1998
Revenues:
  Equipment, software sales and
    support                                $   184,702     $   233,378     $   427,383     $   398,933

Cost of Revenues:
  Cost of equipment sold                        15,842          36,246          35,620          61,769
  Amortization of software development
    costs                                       22,662          54,953          69,382         113,219
  Research and development expenses              7,738          26,471          14,587          61,215
                                           -----------     -----------     -----------     -----------
                                                46,242         117,670         119,589         236,203
                                           -----------     -----------     -----------     -----------
Gross Profit                                   138,460         115,708         307,794         162,730

Selling, General and Administrative
Expenses:
  Compensation and payroll taxes               220,368         239,087         454,834         489,414
  Other selling, general and
    administrative expenses                     86,491         112,656         180,648         213,313
                                           -----------     -----------     -----------     -----------
                                               306,859         351,743         635,482         702,727
                                           -----------     -----------     -----------     -----------
Operating Loss                                (168,399)       (236,035)       (327,688)       (539,997)

Other (Expenses) Income:
  Gross profit on installment sale               4,011           4,011          16,045          20,056
  Interest expense                             (10,402)       (121,541)       (129,179)       (235,607)
  Other, net                                    (1,918)             52            (658)            534
                                           -----------     -----------     -----------     -----------
Total Other Expenses                            (8,309)       (117,478)       (113,792)       (215,017)
                                           -----------     -----------     -----------     -----------
Loss Before Income Taxes and
  Extraordinary Item                          (176,708)       (353,513)       (441,480)       (755,014)

Income Tax Benefit                                   -               -         176,592               -
                                           -----------     -----------     -----------     -----------

Loss Before Extraordinary Item                (176,708)       (353,513)       (264,888)       (755,014)






















                  (Continued on following page)
                              - 4 -

               SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (CONT'D)

                                          Three Months    Three Months     Six Months      Six Months
                                             Ended           Ended           Ended           Ended
                                          September 30,   September 30,   September 30,   September 30,
                                              1999            1998            1999            1998

Extraordinary Item: Gain from
  restructuring of debt (net
  of income taxes of $2,196,542)                     -               -       3,294,813               -

Benefit from utilization of net
  operating loss carryforwards                       -               -       2,019,950               -
                                           -----------     -----------     -----------     -----------
Net income (loss)                          $  (176,708)    $  (353,513)    $ 5,049,875     $  (755,014)
                                           ===========     ===========     ===========     ===========

Basic Earnings (Loss) Per
  Common Share
  Loss before extraordinary item           $      (.01)    $      (.06)    $      (.02)    $      (.12)
  Extraordinary income (net,
    plus tax benefit)                                -               -             .50               -
                                           -----------     -----------     -----------     -----------
  Net Income (Loss) Per Common
    Share                                  $      (.01)    $      (.06)    $       .48     $      (.12)
                                           ===========     ===========     ===========     ===========

Diluted Earning (Loss) Per
  Common Share
  Loss before extraordinary item           $      (.01)    $      (.06)    $      (.02)    $      (.12)
  Extraordinary income (net, plus
    tax benefit)                                     -               -             .50               -
                                           -----------     -----------     -----------     -----------
Net Income (Loss) Per Common
  Share                                    $      (.01)    $      (.06)    $       .48     $      (.12)
                                           ===========     ===========     ===========     ===========
Weighted Average Number of
  Common Shares Outstanding                 14,162,537       6,357,828      10,621,689       6,357,828
                                           ===========     ===========     ===========     ===========
















                    See accompanying notes.
                             - 5 -

                SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                      1999          1998
Net cash used in operating activities             $ (298,513)   $ (431,294)

Cash Flows From Investing Activities:
  Additions to software development costs            (98,651)      (58,881)
  Purchases of property and equipment                 (5,616)         (372)
  Net (increase) decrease in other assets               (176)        2,429
                                                  -----------   -----------
Net cash used in investing activities               (104,443)      (56,824)

Cash Flows From Financing Activities:
  Proceeds from loans from
    shareholders/directors                            66,000       473,000
  Principal payments on note payable to
    shareholder                                       (3,000)            -
  Principal payments on capital
    lease obligations                                 (8,612)      (12,963)
  Proceeds from issuance of Common Stock             405,000             -
                                                  -----------   -----------
Net cash provided by financing
  activities                                         459,388       460,037
                                                  -----------   -----------
Increase (decrease) in cash                           56,432       (28,081)

Cash at beginning of period                           29,188        38,898
                                                  -----------   -----------
Cash at end of period                             $   85,620    $   10,817
                                                  ===========   ===========





SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

     During the six months ended September 30, 1999, short term loans in the amounts of $3,997,000 and $792,500, were converted to Common Stock and Preferred Stock, respectively.






                          See accompanying notes.
                                   - 6 -

            SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
      NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                SIX MONTHS ENDED SEPTEMBER 30, 1999

Note 1 - DEFERRED INCOME AND REVENUE RECOGNITION

     Deferred income consists of $28,730 from support contracts to be recognized ratably over the terms of the contracts.

NOTE 2 - STOCKHOLDERS' EQUITY

Preferred Stock

     In July 1999, the Company filed a Certificate of Designation with the State of Delaware authorizing the issuance of 3,000 shares of Series D Redeemable Preferred Stock $.001 par value at $1,000 per share with cumulative dividends payable annually at the rate of 8% per annum.

Conversion of Short Term Loans

     In June 1999 two shareholders/directors of the Company and their related entities agreed to convert short term loans totaling $3,997,000 to 6,661,666 shares of the Company's Common Stock at a conversion rate of $.60 per share. One shareholder/director agreed to convert loans totaling $792,500 to shares of the Series D 8% Cumulative Preferred Stock.

Common Stock

     One shareholder/director of the Company committed to provide funding to the Company in the amount of $405,000, based on the Company's projected cash deficiencies for the remainder of fiscal 2000, for shares of the Company's Common Stock at $.125 per share. During the six months ended September 30, 1999, this shareholder/director provided funding in the amount of $405,000 for which he received 3,240,000 shares of the Company's Common Stock. If actual cash deficiencies exceed the projected amount, this shareholder/director agreed to fund any additional cash deficiencies through March 31, 2000, for shares of the Company's Common Stock at $.15 per share.

NOTE 3 - EXTRAORDINARY INCOME

     In June 1999, two shareholders/directors of the Company and their related entities agreed to convert short term loans in the amount of $4,789,500 to Common and Preferred Stock and to forgive accrued interest on these loans in the amount of $1,234,789. These transactions meet the criteria for trouble debt restructuring and accordingly the gain, in the amount of $5,491,355, is recorded as extraordinary income in the Statement of Operations, for the six months ended September 30, 1999 and consists of the following:

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
     NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               SIX MONTHS ENDED SEPTEMBER 30, 1999

     Forgiveness of debt/Accrued interest                $1,234,789
     Difference of .$52 per share, between
           the conversion prices of Common
           Stock and the market value of
           the Common Stock                               3,464,066
     Amount converted to Preferred Stock                    792,500
                                                         ----------
          Total Extraordinary Income                     $5,491,355
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

Liquidity and Capital Resources

     The Company had a net loss, before income taxes and extraordinary items, of $176,708 and $441,480, and $353,513 and $755,014, for the three and six months ended September 30, 1999 and 1998 respectively. For the six months ended September 30, 1999, the Company had an extraordinary gain of $5,491,355 from restructuring debt, which resulted in net income of $5,049,875 for the six months then ended. The debt restructuring was due to two shareholders/directors of the Company and their related entities converting short term loans totaling $4,789,500 to Common and Preferred Stock. Interest on these loans in the amount of $1,234,789 was forgiven. Accordingly, the Company's working capital deficiency decreased from $(6,762,102) at March 31, 1999 to $(821,295) at September 30, 1999.

     One shareholder/director of the Company committed to provide funding to the Company in the amount of $405,000, based on the Company's projected cash deficiencies for the remainder of fiscal 2000, for shares of the Company's Common Stock at $.125 per share. During the six months ended September 30, 1999, this shareholder/director provided funding in the amount of $405,000 for which he received 3,240,000 shares of the Company's Common Stock. If actual cash deficiencies exceed the projected amount, this shareholder/director agreed to fund any additional cash deficiencies through March 31, 2000, for shares of the Company's Common Stock at $.15 per share.

     During the three and six months ended September 30, 1999 and 1998 the company capitalized $48,116 and $98,651, and $30,520 and

$58,881, respectively, of development costs. Amortization of development costs was $22,662 and $69,382, and $54,953 and $113,219, for the three and six months ended September 30, 1999 and 1998, respectively. The Company anticipates incurring a comparable amount of development costs for the remainder of fiscal 2000 as the Company continues its efforts to offer Windows products.

Results of Operations

     The Company had a net loss, before income taxes and extraordinary items, of $176,708 and $441,480, and $353,513 and $755,014, for the three and six months ended September 30, 1999 and 1998 respectively. For the six months ended September 30, 1999, the Company had an extraordinary gain of $5,491,355 from restructuring debt, which resulted in net income of $5,049,875 for the six months then ended. Revenues for the three and six months ended September 30, 1999 and 1998 were $184,702 and $427,383, and
$233,378 and $398,933, respectively, from equipment and software sales and support.

     Amortization of software development costs was $22,662 and $69,382, and $54,953 and $113,219, for the three and six months ended September 30, 1999 and 1998, respectively. In addition the Company incurred and expensed, research and development costs of, $7,738 and $14,587, and $26,471 and $61,215, during the three and six months ended September 30, 1999 and 1998, respectively, to maintain and improve the existing versions of the StoreKare products.

     Total selling, general and administrative expenses for the six months ended September 30, 1999 decreased 10% to $635,482 for the six months ended September 30, 1999 from $702,727 for the six months ended September 30, 1998. The Company anticipates that total selling general and administrative costs for the remainder of fiscal 2000 will increase slightly from the first six months of fiscal 2000, as the Company expands its sales staff.

     The Company incurred interest expense of $10,402 and $129,179, and $121,541 and $235,607, during the three and six months ended September 30, 1999 and 1998, respectively. Interest expense was incurred on loans from shareholders/directors and their related entities, of $0 and $107,333, and $109,156 and $211,056, during the three and six months ended September 30, 1999 and 1998. Since these loans were converted to Common and Preferred Stock in June 1999, interest was accrued through June 21, 1999 only.

Seasonality

     The Company believes that seasonality has not historically had any material impact on its business. However, during the winter holiday season retail businesses typically delay the installation and/or purchase of any capital assets such as our StoreKare product.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     Not applicable

Item 2.  Changes in Securities

     Not applicable

Item 3.  Defaults Upon Senior Securities

     Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable

Item 5.  Other Information

     Not applicable

Item 6.  Exhibits and Reports on Form 8-K

     a)  Exhibits

         27.  Financial Data Schedule for the six months ended
              September 30, 1999

     b)  Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended September 30, 1999.

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, SK Technologies Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                    SK Technologies Corporation
                                         (Registrant)

Date: November 5, 1999               /s/ Calvin S. Shoemaker
                              President, Chief Executive Officer



Date: November 5, 1999               /s/ Melvin T. Goldberger
                            Treasurer, Principal Accounting Officer