Form 10QSB
period 1999-12-31
SK TECHNOLOGIES CORP
filed 2000-02-08
CIK 847777

FORM 10-QSB - QUARTERLY REPORT
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549


       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1999

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

     Common Stock, $.001 Par Value = 17,586,160 shares as of
     January 31, 2000.

                    SK TECHNOLOGIES CORPORATION

                               INDEX

                            FORM 10-QSB
                NINE MONTHS ENDED December 31, 1999


PART I.   FINANCIAL INFORMATION                                Page

          Item 1.  Financial Statements. . . . . . . . . . .     1

                   Consolidated Condensed Balance Sheet. . . 2-3 Consolidated Condensed Statements of
                     Operations. . . . . . . . . . . . . . .   4-5
                   Consolidated Condensed Statements of
                     Cash  Flows . . . . . . . . . . . . . .     6
                   Notes to the Consolidated Condensed
                     Financial Statements. . . . . . . . . .   7-8

          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results
                     of Operations . . . . . . . . . . . . .  9-10

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings . . . . . . . . . . . .    11
          Item 2.  Changes in Securities . . . . . . . . . .    11
          Item 3.  Defaults Upon Senior Securities . . . . .    11
          Item 4.  Submission of Matters to a Vote
                     of Security Holders . . . . . . . . . .    11
          Item 5.  Other Information . . . . . . . . . . . .    11
          Item 6.  Exhibits and Reports on Form 8-K. . . . .    11

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .    12

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

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

Results for interim periods are not necessarily indicative of results expected for the full year

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEET
                         December 31, 1999
                              ASSETS

Current Assets:
  Cash                                              $ 147,688
  Trade accounts receivable, net of
    allowance for doubtful accounts
    of $33,660                                         10,687
  Inventories                                          26,525
  Other current assets                                  1,332
                                                    ---------
     Total Current Assets                             186,232

Property and Equipment, Net                            64,103

Other Assets:
  Software development costs,
    net of accumulated amortization
    of $858,378                                       355,638
  Other, net                                           20,340
                                                    ---------
    Total Other Assets                                375,978
                                                    ---------
                                                    $ 626,313
                                                    =========















                   (Continued on following page)
                              - 2 -

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED BALANCE SHEET (CONT'D)
                        December 31, 1999
                LIABILITIES AND CAPITAL DEFICIENCY

Current Liabilities:
  Accounts payable                                $    23,826
  Accrued expenses                                     94,237
  Due to shareholders/officers/directors              793,425
  Current portion of notes payable to
    shareholder                                        12,000
  Current portion of capital lease
    obligations                                         9,564
  Deferred income                                      31,650
                                                  -----------
  Total Current Liabilities                           964,702

Notes payable to shareholder                          379,000

Capital lease obligations, less current portion        10,661

Capital Deficiency:
  Preferred Stock, $.001 par value,
    5,000,000 shares authorized
      1,000,000 shares designated as
        convertible Series B Preferred
        Stock, 454,399 shares issued
        and outstanding                                   454
      3,000 shares designated as Series D
        Preferred Stock, 793 shares issued
        and outstanding                                     1
  Common stock, $.001 par value,
    25,000,000 shares authorized,
    17,586,160 shares issued and
    outstanding                                        17,586
  Additional paid-in capital                       13,242,736
  Accumulated deficit                             (13,988,827)
                                                  -----------
    Capital Deficiency                               (728,050)
                                                  -----------
                                                  $   626,313
                                                  ===========










                     See accompanying notes.
                              -3-

              SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                          Three Months    Three Months    Nine Months     Nine Months
                                             Ended           Ended           Ended           Ended
                                          December 31,    December 31,    December 31,    December 31,
                                              1999            1998            1999            1998

Revenues:
  Equipment, software sales and
    support                                $   254,653     $   181,008     $   682,036     $   579,941

Cost of Revenues:
  Cost of equipment sold                        20,128          36,021          55,748          97,790
  Amortization of software development
    costs                                       29,872          46,717          99,254         159,936
  Research and development expenses              4,159          15,943          18,746          77,158
                                           -----------     -----------     -----------     -----------
                                                54,159          98,681         173,748         334,884
                                           -----------     -----------     -----------     -----------
Gross Profit                                   200,494          82,327         508,288         245,057

Selling, General and Administrative
Expenses:
  Compensation and payroll taxes               235,203         225,690         690,037         715,104
  Other selling, general and
    administrative expenses                     87,283         112,487         267,931         325,800
                                           -----------     -----------     -----------     -----------
                                               322,486         338,177         957,968       1,040,904
                                           -----------     -----------     -----------     -----------
Operating Loss                                (121,992)       (255,850)       (449,680)       (795,847)

Other (Expenses) Income:
  Gross profit on installment sale                   -          12,034          16,045          32,090
  Interest expense                             (10,326)       (125,109)       (139,505)       (360,716)
  Other, net                                       165         218,435            (493)        218,969
                                           -----------     -----------     -----------     -----------
Total Other Income (Expenses)                  (10,161)        105,360        (123,953)       (109,657)
                                           -----------     -----------     -----------     -----------
Loss Before Income Taxes and
  Extraordinary Item                          (132,153)       (150,490)       (573,633)       (905,504)

Income Tax Benefit                                   -               -         229,453               -
                                           -----------     -----------     -----------     -----------

Loss Before Extraordinary Item                (132,153)       (150,490)       (344,180)       (905,504)












                             (Continued on following page)
                                         - 4 -

               SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (CONT'D)

                                          Three Months    Three Months    Nine Months     Nine Months
                                             Ended           Ended           Ended           Ended
                                          December 31,    December 31,    December 31,    December 31,
                                              1999            1998            1999            1998

Extraordinary Item: Gain from
  restructuring of debt (net
  of income taxes of $2,196,542)                     -               -       3,294,813               -

Benefit from utilization of net
  operating loss carryforwards                       -               -       1,967,089               -
                                           -----------     -----------     -----------     -----------
Net income (loss)                          $  (132,153)    $  (150,490)    $ 4,917,722     $  (905,504)
                                           ===========     ===========     ===========     ===========

Basic Earnings (Loss) Per
  Common Share
  Loss before extraordinary item           $      (.01)    $      (.02)    $      (.03)    $      (.14)
  Extraordinary income (net,
    plus tax benefit)                                -               -             .42               -
                                           -----------     -----------     -----------     -----------
  Net Income (Loss) Per Common
    Share                                  $      (.01)    $      (.02)    $       .39     $      (.14)
                                           ===========     ===========     ===========     ===========

Diluted Earning (Loss) Per
  Common Share
  Loss before extraordinary item           $      (.01)    $      (.02)    $      (.03)    $      (.14)
  Extraordinary income (net, plus
    tax benefit)                                     -               -             .42               -
                                           -----------     -----------     -----------     -----------
Net Income (Loss) Per Common
  Share                                    $      (.01)    $      (.02)    $       .39     $      (.14)
                                           ===========     ===========     ===========     ===========
Weighted Average Number of
  Common Shares Outstanding                 16,273,914       6,357,828      12,512,615       6,357,828
                                           ===========     ===========     ===========     ===========
















                            See accompanying notes.
                                     - 5 -

                SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998

                                                      1999          1998
Net cash used in operating activities             $ (375,572)   $ (454,330)

Cash Flows From Investing Activities:
  Additions to software development costs           (151,195)      (96,495)
  Purchases of property and equipment                 (7,622)         (372)
  Net (increase) decrease in other assets               (116)        2,629
                                                  -----------   -----------
Net cash used in investing activities               (158,933)      (94,238)

Cash Flows From Financing Activities:
  Proceeds from loans from
    shareholders/directors                            66,000       613,000
  Principal payments on note payable to
    shareholder                                       (9,000)            -
  Principal payments on capital
    lease obligations                                 (7,995)      (18,108)
  Proceeds from issuance of Common Stock             604,000             -
                                                  -----------   -----------
Net cash provided by financing
  activities                                         653,005       594,892
                                                  -----------   -----------
Increase in cash                                     118,500        46,324

Cash at beginning of period                           29,188        38,898
                                                  -----------   -----------
Cash at end of period                             $  147,688    $   85,222
                                                  ===========   ===========





SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

     During the nine months ended December 31, 1999, short term loans in the amounts of $3,997,000 and $792,500, were converted to Common Stock and Preferred Stock, respectively.






                             See accompanying notes.

            SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
      NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                NINE MONTHS ENDED DECEMBER 31, 1999


Note 1 - DEFERRED INCOME AND REVENUE RECOGNITION

     Deferred income consists of $31,650 from support contracts to be recognized ratably over the terms of the contracts.

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

Common Stock

     During the nine months ended December 31, 1999, one shareholder/director of the Company provided funding to the Company in the amount of $604,000. This shareholder/director received 3,240,000 shares of Common Stock for funding of $405,000 at $.125 per share, plus 1,326,666 shares of Common Stock for funding of $199,000 at $.15 per share. This shareholder/director agreed to fund any additional cash deficiencies through March 31, 2000, for shares of the Company's Common Stock at $.30 per share.

NOTE 3 - EXTRAORDINARY INCOME

     In June 1999, two shareholders/directors of the Company and their related entities agreed to convert short term loans in the amount of $4,789,500 to Common and Preferred Stock and to forgive accrued interest on these loans in the amount of $1,234,789. These transactions meet the criteria for trouble debt restructuring and accordingly the gain, in the amount of $5,491,355, is recorded as extraordinary income in the Statement of Operations, for the nine months ended December 31, 1999 and consists of the following:

            SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
      NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                NINE MONTHS ENDED DECEMBER 31, 1999

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

Liquidity and Capital Resources

     The Company had a net loss, before income taxes and extraordinary items, of $132,153 and $573,633, and $150,490 and $905,504, for the three and nine months ended December 31, 1999 and 1998 respectively. For the nine months ended December 31, 1999, the Company had an extraordinary gain of $5,491,355 from restructuring debt, which resulted in net income of $4,917,722 for the nine months then ended. The debt restructuring was due to two shareholders/directors of the Company and their related entities converting short term loans totaling $4,789,500 to Common and Preferred Stock. Interest on these loans in the amount of $1,234,789 was forgiven. Accordingly, the Company's working capital deficiency decreased from $(6,762,102) at March 31, 1999 to $(778,470) at December 31, 1999.
     During the nine months ended December 31, 1999, one shareholder/director of the Company provided funding to the Company in the amount of $604,000. This shareholder/director received 3,240,000 shares of Common Stock for funding of $405,000 at $.125 per share, plus 1,326,666 shares of Common Stock for funding of $199,000 at $.15 per share. This shareholder/director agreed to fund any additional cash deficiencies through March 31, 2000, for shares of the Company's Common Stock at $.30 per share.

     During the three and nine months ended December 31, 1999 and 1998 the Company capitalized $52,544 and $151,195, and $37,614 and $96,495, respectively of development costs. Amortization of development costs was $29,872 and $99,254, and $46,717 and $159,936, for the three and nine months ended December 31, 1999 and 1998, respectively. The Company anticipates incurring a comparable amount of development costs for the remainder of fiscal 2000 as the Company continues its efforts to offer Windows products.

Results of Operations

     The Company had a net loss, before income taxes and extraordinary items, of $132,153 and $573,633, and $150,490 and $905,504, for the three and nine months ended December 31, 1999 and 1998 respectively. For the nine months ended December 31, 1999, the Company had an extraordinary gain of $5,491,355 from restructuring debt, which resulted in net income of $4,917,722 for the nine months then ended. Revenues for the three and nine months ended December 31, 1999 and 1998 were $254,653 and $682,036, and
$181,008 and $579,941, respectively, from equipment and software sales and support.

     Amortization of software development costs was $29,872 and $99,254, and $46,717 and $159,936, for the three and nine months ended December 31, 1999 and 1998, respectively. In addition the Company incurred and expensed, research and development costs of $4,159 and $18,746, and $15,943 and $77,158, during the three and nine months ended December 31, 1999 and 1998, respectively, to maintain and improve the existing versions of StoreKare products.

     Total selling, general and administrative expenses for the nine months ended December 31, 1999 decreased 8% to $957,968 from $1,040,904 for the nine months ended December 31, 1998. The Company anticipates that total selling, general and administrative expenses will increase slightly during the last quarter of fiscal 2000, as the Company expands its sales staff.

     The Company incurred interest expense of $10,326 and $139,505, and $125,109 and $360,716, during the three and nine months ended December 31, 1999 and 1998, respectively. Interest expense was incurred on loans from shareholders/directors and their related entities, of $0 and $107,333, and $113,167 and $324,217, during the three and nine months ended December 31, 1999 and 1998, respectively. Since these loans were converted to Common and Preferred Stock in June 1999, interest was accrued through June 21, 1999 only.

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

     Not applicable

Item 3.  Defaults Upon Senior Securities

     Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

On December 13, 1999, shareholders of the Company owning 12,882,928 of the 16,713,893 shares of the Company's Common and Series B Preferred Stock, with one vote per share and 793 shares which represent 100% of the Series D Preferred Stock, issued and outstanding, in total representing a majority in interest of all the issued and outstanding shares of the Company's stock, approved by written consent the following amendment to the Company's 1995 Stock Option Plan (the "Plan"):
     - to increase the number of shares of Common Stock which may be issued upon the exercise of options granted through the Plan from 1,400,000 to 3,700,000.

Item 5.  Other Information

     Not applicable

Item 6.  Exhibits and Reports on Form 8-K

     a)  Exhibits

         27.  Financial Data Schedule for the nine months ended
              December 31, 1999

     b) Reports on Form 8-K

     On December 22, 1999 the Company filed a report on Form 8-
     K with the Securities and Exchange Commission and reported that on December 16, 1999, Michael Siewruk resigned as a director of the Company to pursue other business interests. There were no disagreements between Mr.
     Siewruk and the Company on any matters.

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, SK Technologies Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                    SK Technologies Corporation
                                         (Registrant)

Date: February 8, 2000               /s/ Calvin S. Shoemaker
                              President, Chief Executive Officer



Date: February 8, 2000               /s/ Melvin T. Goldberger
                            Treasurer, Principal Accounting Officer