Form 10KSB
period 2000-03-31
SK TECHNOLOGIES CORP
filed 2000-06-29
CIK 847777

FORM 10-KSB - ANNUAL REPORT

(Mark One)
     [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended March 31, 2000

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from        to _____

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

      None                 _________________________________________

___________________        _________________________________________

Securities registered pursuant to Section 12(g) of the Act:

                                 Common Stock
                               (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes _X_   No ___

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained in this form, and no disclosure will be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any other amendment to this Form 10-KSB. __X__

     State the Issuer's revenues for its most recent fiscal year.

      $781,137

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 21, 2000 was $396,237.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     As of June 21, 2000, 18,277,827 shares of Common Stock, par value $.001 per share, were issued and outstanding.

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

     The Company is also developing and marketing application specific business intelligence solutions that turn existing enterprise transaction data into business summary and trend information. The Company currently markets Loss Prevention MAX and Sales and Profit MAX business intelligence solutions to the retail industry. Other transaction oriented business intelligence solutions are being considered for insurance and government sectors.

     StoreKare

     The StoreKare Retail Management System Version 3.4 operates with Windows 9X, NT and 2000 as well as PC-DOS and MS-DOS operating systems on PC platforms. StoreKare provides a single screen user interface which guides the user with high-lighted prompts and pop-up selections. The Point-Of-Sale module is the foundation of the StoreKare system and features bar-code scanning, scale interface, multiple tender types, major credit and debit card support, discounts, mark-downs and mix and match pricing. StoreKare data can be accessed by Windows based application packages, such as Crystal Report Writer, Microsoft Access and Microsoft Excel, by using the StoreKare Open Data Base Connectivity Interface module, for Windows.

     Other StoreKare modules available are, Purchasing and Receiving, Sales and Profit Analysis, Layaways/Work Orders/Special Orders, Deal Pricing, Dated Discounts, Time and Attendance, In-House Accounts, Extended Payment Services, Third-Party Interface, Report Generator and Store Administrator. The StoreKare Point-Of-Sale module for two registers currently has a suggested retail price of $1,195 and the Store Administrator module for three stores has a suggested retail price of $1,995. Optional modules, additional workstations, registers and stores are offered at suggested retail prices ranging from $100 to $715.

     Business Intelligence Solutions

     Business intelligence solutions can facilitate cost reduction, customer satisfaction, revenue growth and profit improvement through a decision process that turns existing data into information in the context of the business. With SK's interactive data mining techniques, users intuitively explore trends, patterns, comparisons and exceptions using summary data, then drill down through the summary data to discover where the business is being impacted and finally drill through to transaction level details to formulate their business decisions. This solution and methodology is designed to provide the information content, quality, completeness and timeliness that results in high impact business decisions.

     Business applications involving detail transactions (receipts, orders, invoices, etc.) about goods and services for money that involve customers, associates or vendors at multiple locations are candidates for an SK application specific business intelligence solution. Businesses with numerous detail transactions such as retail, insurance, banking, medical and government are potential customers for SK Technologies. The Company plans to release the initial version of Loss Prevention MAX and Sales and Profit MAX this fiscal year.

Business Ventures

     Management believes that aligning the Company with one or more strategic partners will assist in the marketing of its StoreKare products. The Company has entered into formal agreements and/or business alliances with such major companies as ScanSource, International Business Machines Corp. ("IBM"), NCR, and CompuRegister, which management believes will increase the Company's visibility in the point-of-sale industry and expand its market share.

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

     CompuRegister (A Division of NewBold Corporation)

     In April 1994, the Company entered into a Software Partner
Program with CompuRegister.  Through mailings and other
CompuRegister literature the Company expects that the StoreKare products will be exposed to expanded markets.

     NCR

     In April 1999, the Company was approved as an NCR Solution Provider. In fiscal year 2000 SK was approved as an NCR Retail Partner to resell NCR registers. These alliances provide the Company with listings in the NCR Alliance Reference Guide.

Also, the Company receives discounts on NCR products and services.

     Loss Prevention Solutions

     In February 1999 the Company entered into an agreement with Loss Prevention Solutions for consulting services relating to Loss Prevention MAX and other business intelligence solutions.

Research and Development

     The Company continues to develop enhancements and add-on features for its existing StoreKare product line and performs maintenance work when necessary to maintain the high quality of the product. The Company also performs customized product development and product enhancements on a customer funded contract basis for chain store projects and resellers requirements.

     The Company continues to develop and enhance the Loss
Prevention MAX and Sales and Profit MAX business intelligence solutions for the retail industry.

     Research and development costs expensed in fiscal 2000 and 1999 were approximately $27,000 and $102,000, respectively. The
Company capitalized development costs of approximately $208,000, and $135,000 during fiscal 2000 and 1999, respectively.

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

     The Company does not manufacture hardware. The Company maintains a capital equipment inventory of terminals manufactured by the major point-of-sale equipment manufacturers for testing its products. The Company obtains NCR, CompuRegister and IBM register products and IBM PCs on a "just in time" basis for resale to direct customers.

Marketing

     The Company markets its StoreKare products directly to retail store chains using the NCR, CompuRegister and IBM terminals, as well as through a reseller network. Resellers handle specific geographic regions and provide technical expertise and training to their customers. The Company requires all resellers to attend a three day intensive training class which is offered to resellers at the Company's offices or at the reseller's locations. Additional programs for marketing and technical support are offered to resellers.

     The Company has also aligned itself with several major corporations. Management believes that alliance agreements that the Company has with such corporations as ScanSource, IBM, NCR, and CompuRegister will assist in the marketing of its products.

Service and Maintenance

     The Company's ability to provide technical support services to its resellers and users at a high level of quality, quick response and at reasonable rates is required for the Company to effectively market its software.

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

     Since the Company's strategy is to provide software products that function on industry standard operating systems (DOS and Windows), standard hardware (including but not limited to IBM, CompuRegister and NCR manufactured hardware) and operate in a generic point-of-sale environment, the Company is not dependent upon any one hardware manufacturer. However, the Company is dependent upon certain external applications. First is the operating systems (DOS and Windows) which are owned by Microsoft Corporation ("Microsoft") and sold directly by Microsoft, as well as, licensed by Microsoft to nearly all hardware manufacturers of IBM compatible computers. In view of the perceived stability of Microsoft, as well as, the license rights provided to multiple hardware manufacturers, management of the Company does not view this dependency on Microsoft as a material factor to the continued success of the Company's products. Also the Company is dependent upon the continued distribution and support of the Faircom Corporation's c-tree database manager, r-tree report generator and the ODBC drivers. These products are embedded in certain StoreKare modules.

     The Company's principal competitors in the point-of-sale market include, but are not limited to, ARS, CAM Data, Infocorp, MicroBiz Corp., PSI, RTI, Salepoint, STS, Synchronics and Virtual Systems. Some of these competitors do not sell fully featured point-of-sale systems. While some of the Company's competitors have substantially greater financial, personnel and technological resources than the Company, management believes that its point-of-sale products have several advantages over competing products, including distributed communications capabilities and the support of a wide variety of point-of-sale hardware products from various manufacturers. Additionally, in management's opinion the Company's agreements and relationships with IBM, NCR, and CompuRegister, as well as its other relationships give the Company a competitive edge in its market.

Copyrights and Licenses

     The Company has not sought patent protection for its products but seeks to maintain its proprietary rights by a combination of copyright and trade secret protection. The Company has obtained statutory copyright protection for its StoreKare software, as well as federal trademark registration for its SK Technologies and StoreKare names.

Personnel

     The Company currently employs 16 persons as follows: executive officers (three persons), customer service (two persons), sales and marketing (three persons), programming and quality assurance (five persons), administration and finance (two persons), and operations (one person). The Company also engages the services of two technical writers as needed, on an independent contractor basis. The Company retains additional sales, technical and customer support persons as it deems necessary.

     The Company is not a party to any collective bargaining agreements and believes it has achieved harmonious employee relations.

ITEM 2.     DESCRIPTION OF PROPERTY:

     The Company's principal executive offices are located at 500 Fairway Drive, Suite 104, Deerfield Beach, Florida 33441 where the Company occupies 7,029 square feet of office space which is leased from an unrelated entity, for $9,884 per month through January 2001, pursuant to a lease which expires January 31, 2002. This amount includes rent of $6,016 per month which will increase 4.5% for the final year and additional charges for the Company's allocated share of expenses for 2000. The expense allocation is adjusted annually. This office space is suitable for the Company's current needs.


ITEM 3.     LEGAL PROCEEDINGS

     None

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

                                         Common Stock
                                     High           Low

April 1, 1998 -
 June 30, 1998                     $ 0.09375       $ 0.0625

July 1, 1998 -
 September 30, 1998                $ 0.0625        $ 0.046875

October 1, 1998 -
 December 31, 1998                 $ 0.046875      $ 0.03125

January 1, 1999 -
 March 31, 1999                    $ 0.03125       $ 0.03125

April 1, 1999 -
 June 30, 1999                     $ 0.28125       $ 0.O3125

July 1, 1999 -
 September 30, 1999                $ 0.1875        $ 0.09375

October 1, 1999 -
 December 31, 1999                 $ 0.25          $ 0.16

January 1, 2000 -
 March 31, 2000                    $ 0.40          $ 0.16

April 1, 2000 -
 June 21, 2000                     $ 0.45          $ 0.14

     On June 21, 2000, the closing bid price on the OTC Bulletin
Board of the Common Stock was $.14.

     As of June 21, 2000, Common Stock was held by approximately
500 shareholders of record. The Company, however, believes that the number of beneficial owners of its securities to be in excess of such number.

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

     The Company is also developing and marketing application specific business intelligence solutions software using interactive data mining techniques to explore transaction trends, patterns, comparisons and exceptions. The Company currently markets Loss Prevention MAX and Sales and Profit MAX business intelligence solutions for the retail industry.

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

Liquidity and Capital Resources

     The Company had a net loss before income taxes and extraordinary items, of $868,015 for the fiscal year ended March 31, 2000. During fiscal 2000, the Company had an extraordinary gain of $5,491,355 from restructuring debt, which resulted in net income of $4,623,340 for the year then ended. The debt restructuring was due to two shareholders/directors of the Company and their related entities converting short term loans totaling $4,789,500 to Common and Preferred Stock. Interest on these loans in the amount of $1,234,789 was forgiven.

Accordingly, the Company's working capital deficiency decreased from $(6,762,102) at March 31, 1999 to ($906,219) at March 31,
2000.

     During fiscal 2000, one shareholder/director of the Company provided funding to the Company in the amount of $794,000. This shareholder/director received shares of Common Stock for this funding as follows:

     3,240,000 shares at $.125 per share,
     1,326,666 shares at $.15 per share and
     633,334 shares at $.30 per share.

     On June 13, 2000, one shareholder/director of the Company committed to provide funding to the Company in the amount of $400,000, based on the Company's projected cash deficiencies for the remainder of fiscal 2001, for shares of the Company's Common Stock at $.30 per share. If actual cash deficiencies exceed the projected amount, this shareholder/director agreed to fund any additional cash deficiencies through March 31, 2001, with the terms of the additional funding to be determined at such time.

     At March 31, 2000 and 1999, the Company's capitalized expenditures for development were $567,859 and $1,062,820, respectively; accumulated amortization was $185,956 and $759,123 at March 31, 2000 and 1999, respectively. Due to feature enhancements, during fiscal 2000 the Company discontinued sales of the 3.1 and 3.2 versions of the StoreKare products and accordingly wrote off the capitalized expenditures in the amount of $703,147 and the related accumulated amortization of the same amount. The Company capitalized development costs of $208,185 and $134,919 during fiscal 2000 and 1999, respectively. The Company anticipates incurring a comparable amount of development costs for fiscal 2001 as compared to fiscal 2000 as the Company continues its efforts for Loss Prevention MAX, Sales and Profit MAX and possibly other business intelligence solutions.

Results of Operations

     For the years ended March 31, 2000 and 1999, the Company reported a net loss, before income taxes and extraordinary items of $868,015 and $1,233,965. During fiscal 2000, the Company had an extraordinary gain of $5,491,355 from restructuring debt, which resulted in net income of $4,623,340 for the year then ended. Revenues from equipment and software sales and support were $781,137 and $806,759 for fiscal 2000 and 1999, respectively. The Company plans to release the initial version of Loss Prevention MAX and Sales and Profit MAX this fiscal year.

     Amortization of software development costs was $129,976 and $206,657, for fiscal 2000 and 1999. In addition, the Company incurred and expensed, research and development costs of $26,679 and $102,409, to maintain and improve the existing versions of StoreKare products.

     Total selling, general and administrative expenses for fiscal 2000 decreased about 5% from fiscal 1999. This decrease was due to a slight reduction in payroll and the related reduction in certain administrative expenses. The Company anticipates that total selling, general and administrative expenses will remain about the same.

     The Company incurred interest expense of $149,799 and $486,614, during fiscal 2000 and 1999 respectively. Interest expense was incurred on loans from shareholders/directors and their related entities of $113,167 and $438,398 during fiscal 2000 and 1999 respectively. Since these loans were converted to Common and Preferred Stock in June 1999, interest was accrued through June 21, 1999 only.

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

ITEM 7.     FINANCIAL STATEMENTS

            SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          Page


     Report of Independent Certified Public Accountants -
          Berkovits & Company, P.A.                       F-1

     Consolidated Balance Sheet
          March 31, 2000                                  F-2-3

     Consolidated Statements of Operations
          Years Ended March 31, 2000 and 1999             F-4-5

     Consolidated Statements of Capital Deficiency
          Years Ended March 31, 2000 and 1999             F-6

     Consolidated Statements of Cash Flows
          Years Ended March 31, 2000 and 1999             F-7-8

     Notes to Consolidated Financial Statements
          March 31, 2000 and 1999                         F-9-24

                  REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Directors
SK Technologies Corporation and its Subsidiaries

We have audited the accompanying consolidated balance sheet of SK Technologies Corporation and its Subsidiaries ("the Company") as of March 31, 2000, and the related consolidated statements of operations, capital deficiency, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of SK Technologies Corporation and its Subsidiaries for the year ended March 31, 1999, were audited by other auditors whose report dated June 25, 1999, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SK Technologies Corporation and its Subsidiaries at March 31, 2000, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt as to the ability of the Company to continue as a going concern. Management's plans with regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Berkovits & Company, P.A.
June 23, 2000

            SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET
                           MARCH 31, 2000

                               ASSETS



Current Assets:
  Cash                                               $   47,531
  Trade accounts receivable, net of
    allowance for doubtful accounts
    of approximately $39,000                              8,267
  Inventories                                            21,527
                                                     ----------
     Total Current Assets                                77,325

Property and Equipment, Net                              58,177

Other Assets:
  Software development costs, net
    of accumulated amortization
    of $185,956                                         381,903
  Other, net                                             20,340
                                                     ----------
    Total Other Assets                                  402,243
                                                     ----------
                                                     $  537,745
                                                     ==========














                  (Continued on following page.)

            SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEET (CONT'D)
                           MARCH 31, 2000


                 LIABILITIES AND CAPITAL DEFICIENCY


Current Liabilities:
  Accounts payable                                   $   28,406
  Accrued expenses                                      103,860
  Due to shareholders/officers/directors                793,400
  Current portion of capital lease obligations            9,709
  Current portion of notes payable to shareholder        12,000
  Deferred income                                        36,169
                                                     ----------
    Total Current Liabilities                           983,544

Notes payable to shareholder, less current portion      376,000

Capital lease obligations, less current portion          10,631

Capital Deficiency:
  Preferred Stock, $.001 par
    value, 5,000,000 shares authorized:
      1,000,000 shares designated as
        convertible Series B Preferred Stock,
        396,066 shares issued and
        outstanding                                         396
      3,000 shares designated as Series D
        Preferred Stock, 793 shares issued
        and outstanding                                       1
  Common Stock, $.001 par value, 25,000,000
    shares authorized, 18,277,827 shares
    issued and outstanding                               18,278
  Additional paid-in capital                         13,432,103
  Accumulated deficit                               (14,283,208)
                                                     ----------
    Capital Deficiency                                 (832,430)
                                                     ----------
                                                     $  537,745
                                                     ==========


                     See accompanying notes.

               SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED MARCH 31, 2000 AND 1999

                                                  2000              1999

Revenues:
  Equipment, software sales and
    support                                 $   781,137       $   806,759

Cost of Revenues:
  Cost of equipment sold                         68,940           134,354
  Amortization of software
    development costs                           129,976           206,657
  Research and development expense               26,679           102,409
                                            -----------       -----------
                                                225,595           443,420
                                            -----------       -----------
                                                555,542           363,339
Selling, General and Administrative
Expenses:
  Compensation and payroll taxes                920,459           957,357
  Other selling, general and
    administrative expenses                     366,976           392,521
                                            -----------         ---------
                                              1,287,435         1,349,878
                                            -----------       -----------
Operating Loss                                 (731,893)         (986,539)

Other (Expenses) Income:
  Gross profit on installment sale               16,045            40,111
  Interest expense                             (149,799)         (486,614)
  Other, net                                     (2,368)          199,077
                                            -----------       -----------
    Total Other Expenses                       (136,122)         (247,426)
                                            -----------       -----------
Loss Before Income Taxes and
  Extraordinary Item                           (868,015)       (1,233,965)

Income tax benefit                              347,206                 -
                                             ----------        ----------
Loss Before Extraordinary Item                 (520,809)       (1,233,965)



                       (Continued on following page)

               SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS (CONT'D)
                    YEARS ENDED MARCH 31, 2000 AND 1999

                                                2000              1999

Extraordinary Item: Gain from
  restructuring of debt (net of
  income taxes of $2,196,542)                 3,294,813                 -

Benefit from utilization of net
  operating loss carryforwards                1,849,336                 -
                                             ----------        ----------
Net Income (Loss)                            $4,623,340       $(1,233,965)
                                             ==========        ==========
Basic Earnings (Loss) Per
  Common Share
    Loss before extraordinary item           $     (.04)      $      (.19)
    Extraordinary income (net, plus
      tax benefit)                                  .37                 -
                                             ----------        ----------
  Net Income (Loss) Per Common
    Share                                    $      .33       $      (.19)
                                             ==========        ==========

Diluted Earnings (Loss) Per
  Common Share
    Loss before extraordinary item           $     (.04)      $      (.19)
    Extraordinary income (net, plus
      tax benefit)                                  .37                 -
                                             ----------        ----------
Net Income (Loss) Per Common
  Share                                      $      .33       $      (.19)
                                             ==========        ==========
Weighted Average Number of
  Common Shares Outstanding                  13,775,054         6,357,828
                                             ==========        ==========









                          See accompanying notes.

               SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CAPITAL DEFICIENCY
                   YEARS ENDED MARCH 31, 2000 AND 1999

                TABLE A   Note: This is Part 1 of Table A.
    Numbers will add up across in Part 1 and Part 2 (Part 2 to follow).

                         Series D        Series B
                     Preferred Stock  Preferred Stock      Common Stock
                     Shares  Amount   Shares   Amount    Shares    Amount
Balance at
  March 31, 1998          -   $   -   454,399    $454   6,357,828   $6,358

Net loss                  -       -         -       -           -        -
                      _____   _____   _______   _____     _______   ______
Balance at
  March 31, 1999          -       -   454,399     454   6,357,828    6,358

Conversion of
  Preferred Stock
  to Common Stock         -       -   (58,333)    (58)     58,333       58

Issuance of Series
  D Preferred Stock
  pursuant to
  conversion of loans
  from shareholders/
  directors             793       1         -       -           -        -

Issuance of
  Common Stock
  pursuant to
  conversion of loans
  from shareholders/
  directors               -       -         -       -   6,661,666    6,662

Issuance of
  Common Stock            -       -         -       -   5,200,000    5,200

Net income - Includes
  extraordinary gain of
  $5,491,355 from
  conversion of loans
  to Preferred and
  Common Stock and
  forgiveness of debt     -       -         -       -           -        -
                       ____   _____  ________   _____  __________  _______
Balance at
  March 31, 2000        793    $  1   396,066    $396  18,277,827  $18,278
                       ====    ====   =======   =====  ==========  =======

                 TABLE A   Note: This is Part 2 of Table A.
   Numbers add up across in Part 1 and Part 2 (Part 1 on previous page).

                           Additional
                            Paid-In         Accumulated        Capital
                            Capital           Deficit         Deficiency

Balance at
  March 31, 1998          $12,117,031      $(17,672,583)     $(5,548,740)

Net loss                            -        (1,233,965)      (1,233,965)
                           __________       ____________      ___________
Balance at
  March 31, 1999           12,117,031       (18,906,548)      (6,782,705)

Conversion of
  Preferred Stock
  to Common Stock                   -                 -                -

Issuance of Series
  D Preferred Stock
  pursuant to
  conversion of loans
  from shareholders/
  directors                         -                 -                1

Issuance of
  Common Stock
  pursuant to
  conversion of loans
  from shareholders/
  directors                   526,272                 -          532,934

Issuance of
  Common Stock                788,800                 -          794,000

Net income - Includes
  extraordinary gains of
  $5,491,355 from
  conversion of loans
  to Preferred and
  Common Stock and
  forgiveness of debt               -         4,623,340        4,623,340
                          ___________        __________        _________
Balance at
  March 31, 2000          $13,432,103      $(14,283,208)       $(832,430)
                          ===========       ===========        ==========

                        See accompanying notes.

                SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED MARCH 31, 2000 AND 1999

                                                    2000           1999
 Cash Flows From Operating Activities:
  Net income (loss)                              $4,623,340   $(1,233,965)
  Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
      Extraordinary gain                         (5,491,355)            -
      Depreciation                                   26,052        29,659
      Amortization                                  129,976       206,657
      Disposal of fixed assets                        6,707           288
  Changes in operating assets and liabilities:
      Trade accounts receivable                      (2,202)       73,771
      Inventories                                     3,873        (5,449)
      Installment accounts receivable                20,000        50,000
      Accounts payable                              (16,171)      (42,344)
      Accrued expenses                                1,606       (17,106)
      Due to shareholders/directors                 107,226       435,272
      Deferred income                                 3,808       (89,761)
      Deferred gross profit on installment sale     (16,045)      (40,112)
                                                   ---------     ---------
        Net cash used in operating activities      (603,185)     (633,090)

Cash Flows From Investing Activities:
  Purchases of property and equipment                (7,622)       (3,368)
  Additions to software development costs          (208,186)     (134,919)
  Net (increase) decrease in other assets              (116)        2,768
                                                   ---------     ---------
    Net cash used in investing activities          (215,924)     (135,519)

Cash Flows from Financing Activities:
  Proceeds from loans from shareholders/directors    66,000       782,000
  Principal payments on capital lease obligations   (10,548)      (23,101)
  Principal payments on note payable to shareholder (12,000)            -
  Proceeds from issuance of Common Stock            794,000             -
                                                    --------      --------
      Net cash provided by financing activities     837,452       758,899
                                                    -------       --------
      Increase (decrease) in cash                    18,343        (9,710)

Cash at beginning of year                            29,188        38,898
                                                    --------      --------
Cash at end of year                                 $47,531       $29,188
                                                    ========      ========
Supplemental disclosure of cash flow information:
  Cash paid for interest                            $42,572       $43,069
                                                    ========      ========
                     (Continued on following page.)

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CASH FLOWS (CONT'D)
               YEARS ENDED MARCH 31, 2000 AND 1999


Supplemental Schedule of Non-Cash Investing and Financing
Activities

     During fiscal 2000 and 1999, the Company entered into capitalized lease obligations amounting to $21,454 and $7,940, respectively.

     During fiscal 2000, short term loans in the amounts of $3,997,000 and $792,500, were converted to Common Stock and Preferred Stock, respectively.


























                     See accompanying notes.

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2000 AND 1999

NOTE 1 -   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
           ACCOUNTING POLICIES

Basis of Presentation

     SK Technologies Corporation (the "Parent"), and its wholly owned subsidiaries (collectively "the Company"), is engaged in developing and marketing retail store management software for the specialty retail industry. The Company's StoreKare product family is a modular system of information technology products. The Company is also developing and marketing application specific business intelligence solutions software using interactive data mining techniques to explore trends, patterns, comparisons and exceptions. The Company currently markets Loss Prevention MAX and Sales and Profit MAX business intelligence solutions for the retail industry.

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

          SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    MARCH 31, 2000 AND 1999

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

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2000 AND 1999

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

Deferred Income and Revenue Recognition

     Deferred income consists of $36,169 from support contracts to be recognized ratably over the terms of the contracts.

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

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     MARCH 31, 2000 AND 1999

Earnings (Loss) Per Common Share

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods presented were restated to conform to the Statement 128 requirements. Basic and diluted earnings (loss) per Common Share is calculated by dividing net income (loss) by the weighted average Common Shares outstanding. The exercise of options and warrants or conversion of convertible securities have been excluded from the calculation of diluted earnings
(loss) per share since the Company has a loss from continuing operations and the effect of these potential shares on loss per Common Share is anti-dilutive.

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

          SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    MARCH 31, 2000 AND 1999

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

NOTE 2 -   GOING CONCERN CONSIDERATION

     The Company had a net loss before income taxes and extraordinary item of $868,015 for the fiscal year ended March
31, 2000 and has a net capital deficiency of $832,430 as of March 31, 2000. The Company has experienced losses from operations in the past and continues to experience losses. Based on these conditions, doubt exists about the ability of the Company to continue as a going concern.

     The financial statements for the year ended March 31, 2000 do not include adjustments relating to the recoverability and classification of the recorded carrying value of the assets or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     During fiscal 2000 a majority shareholder/director provided funding to the Company in the amount of $794,000 based on the Company's cash deficiencies from operations. In order to continue operations this majority shareholder/director of the Company has committed to provide funding to the Company in the amount of $400,000, based on the Company's projected cash deficiencies for the remainder of fiscal 2001, for shares of the Company's Common Stock. If actual cash deficiencies exceed the projected amount, this shareholder/director agreed to fund any additional cash deficiencies through March 31, 2001, with the terms of the additional funding to be determined at such time.

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2000 AND 1999

NOTE 3 -   PROPERTY AND EQUIPMENT

     At March 31, 2000, property and equipment consists of the following:

                                                       Useful
                                                    Life (years)
Furniture and equipment                $214,204         5-10
Leasehold improvements                    3,669            5
                                     ----------
                                        217,873
Less accumulated depreciation
  and amortization                      159,696
                                     ----------
                                       $ 58,177
                                     ==========

     During fiscal 2000, the Company entered into capitalized lease obligations amounting to $21,454. Included in furniture and equipment at March 31, 2000 is $29,428 under capital leases, which is net of accumulated amortization of $11,309.

     During fiscal 2000 the Company examined the schedule of furniture and equipment as compared to the assets still used by the Company and determined that a total of $2,342, which are net of accumulated depreciation, are no longer in use by the Company and accordingly losses of $2,342 on disposal of fixed assets are included in other expenses for fiscal 2000.

     The Company leases 7,029 square feet of office space from an unrelated entity for $9,884 per month through January 2001, pursuant to a lease which expires January 31, 2002. This amount includes rent of $6,016 per month which will increase 4.5% next year and additional charges for the Company's allocated share of expenses for 2000. The expense allocation is adjusted annually. Rental expenses were $113,922 and $107,898 in fiscal 2000 and 1999, respectively.

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2000 AND 1999

     Future minimum lease payments under noncancellable operating leases at March 31, 2000 are as follows:

          Fiscal Year    Minimum Payment

            2001            $ 118,815
            2002            $ 108,946
                            ---------
                            $ 227,761
                            =========

NOTE 4 -   SOFTWARE DEVELOPMENT COSTS

     The Company released version 3.4 of its retail product, during the third quarter of fiscal 2000 and continues to develop its business intelligence solutions applications.

     The Company capitalized approximately $208,000, and $135,000 of software development costs during fiscal 2000 and 1999, respectively.

     Amortization of StoreKare software development costs was approximately $130,000 and $207,000 during fiscal 2000 and 1999, respectively.

     Due to feature enhancements, during fiscal 2000 the Company discontinued sales of the 3.1 and 3.2 versions of the StoreKare products.

            SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2000 AND 1999

NOTE 5 -   CAPITALIZED LEASE OBLIGATIONS

     Certain equipment is leased under capital lease agreements expiring through fiscal 2004 and are included in furniture and equipment. Future minimum commitments by year under noncancellable capital leases at March 31, 2000 are as follows:

                          Year Ended
                           March 31                 Amount

                              2001                $ 11,789
                              2002                   6,845
                              2003                   5,158
                              2004                   1,176
                                                    ------
          Total minimum lease payments              24,968

          Less: Amount representing
            interest (12%)                          (4,628)
                                                    ------
          Present value of net minimum
            lease payments                          20,340
          Less: current portion                      9,709
                                                    ------
          Long-term portion of capital
            lease obligations                     $ 10,631
                                                    ======

NOTE 6 -   CAPITAL DEFICIENCY

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

Conversion of Short Term Loans

     In June 1999 two shareholders/directors of the Company and their related entities agreed to convert short term loans

            SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2000 AND 1999

totaling $3,997,000 to 6,661,666 shares of the Company's Common
Stock at a conversion rate of $.60 per share. One shareholder/director agreed to convert loans totaling $792,500 to shares of the Series D 8% Cumulative Preferred Stock.

Common Stock

     During fiscal 2000 one shareholder/director of the Company provided funding to the Company in the amount of $794,000. This shareholder/director received 3,240,000 shares of Common Stock for funding of $405,000 at $.125 per share, 1,326,666 shares of Common Stock for funding of $199,000 at $.15 per share, and 633,334 shares of Common Stock for funding of $190,000 at $.30 per share.

     The number of shares of Common Stock reserved for future issuance at March 31, 2000 and 1999 is summarized as follows:

                                       2000              1999

Common Stock Purchase Warrants        490,073            490,073
Stock Options                       3,775,000          1,475,000
Convertible Preferred Stock           399,066            454,399
                                    ---------           --------
                                    4,664,139          2,419,472
                                    =========          =========

     At March 31, 2000 there were 490,073 private warrants outstanding, which were issued pursuant to a private offering in 1993. Such warrants are convertible into 490,073 shares of Common Stock at a conversion price of $1.00 per share and were extended to expire in March 2002.

NOTE 7 -   RELATED PARTY TRANSACTIONS

     Pursuant to a May 1993 agreement between the Company and Fundamental Management Corp. ("Fundamental"), a fee of $25,000 was approved to be paid in installments to Fundamental based on the amount of proceeds received from the 1993 Preferred Stock offering. The first installment of $8,333 was paid in May 1993 and $16,667 is included in accounts payable due to shareholders/officers/directors, at March 31, 2000.

            SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 2000 AND 1999

     Pursuant to a May 1993 Consulting agreement between the Company and Capital Hill Group Inc. ("CHG"), the Company incurred consulting fees to CHG of $5,550 per month, for a total of $236,500 through December 1996 when the agreement terminated. Of this amount $225,500 has been accrued to date and is included in accounts payable due to shareholders/officers/directors at March 31, 2000.

     In connection with the Finder's agreement between the Company and CHG the Company accrued finders fees of $493,000 through December 1996 which is included in accounts payable due to shareholders/officers/directors at March 31, 2000

Note 8 -   EXTRAORDINARY INCOME

     In June 1999, two shareholders/directors of the Company and their related entities agreed to extinguish short term loans and the related interest that was accrued by the Company. These transactions meet the criteria for early extinguishment of debt and accordingly the gain, in the amount of $5,491,355, is recorded as extraordinary income in the Statement of Operations, for fiscal 2000 and consists of the following:

     Debt outstanding at date of forgiveness         $4,789,500
     Accrued interest at date of forgiveness          1,234,789
                                                     ----------
                                                      6,024,289

     Shares issued in connection with
       extinguishment of debt - 6,661,666

     Market value of shares at date of
       issuance - $.08                                  532,934
                                                     ----------
     Gain on extinguishment                          $5,491,355
                                                     ==========

     The related deferred tax on these gains, for federal and state taxes, at a combined rate of 40% would be $2,196,542 and is offset by the Company's deferred tax assets for the unrecognized benefit of net operating losses.

            SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2000 AND 1999

NOTE 9 -   INCOME TAXES

     For the year ended March 31, 2000 no provision or (credit) for income taxes has been provided for in the accompanying consolidated financial statements because realization of such income tax benefits cannot be reasonably assured. The Company will recognize the benefit from such carryforward losses in the future, if and when they are realized, in accordance with applicable provisions of accounting principles for income taxes.

     At March 31, 2000 the Company has net operating loss carryforwards of approximately $13 million that can be used to offset future taxable income, that expire in the years 2004 through 2014. In fiscal 1995, the Company had ownership changes as defined under Internal Revenue Code Section 382 (Section
382). As such, the availability to utilize the net operating losses that existed as of this ownership change is limited.

NOTE 10-    STOCK OPTIONS

1990 Company Stock Option Plan

     On April 3, 1990, the Company adopted a Stock Option Plan (the "1990 Option Plan") for its directors and employees, which provides for the grant of options to purchase an aggregate 50,000 shares of the Company's Common Stock. Of this amount, 45,000 shares may be granted as incentive stock options ("ISOs").

     The 1990 Option Plan is intended to qualify as an "Incentive Stock Option Plan" under Section 422A of the Internal Revenue Code. Under the 1990 Option Plan, ISOs may be granted at not less than 100 percent of the fair market value of the Company's Common Stock as determined by the Board of Directors on the date of grant (110% of fair market value for 10% or greater shareholder) and options granted to any one participant may not exceed $100,000 in aggregate fair market value (determined at the time the option is granted), per year. Options must be granted within ten (10) years from the adoption of the 1990 Option Plan and exercised within ten (10) years from the date of grant.

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     MARCH 31, 2000 AND 1999

     As of March 31, 2000, there were 1,600 options outstanding pursuant to the 1990 Option Plan which were exercisable at $30.00 per share.

1995 Company Stock Option Plan

     In November 1995, the Company adopted the 1995 Option Plan, reserving 1,400,000 shares of Common Stock which may be purchased pursuant to the exercise of options granted under this plan. This plan was amended in June 1999, as approved by the Board of Directors and a majority vote of the shareholders of the Company, to increase the number of shares which may be purchased pursuant to the exercise of options granted under this plan to 3,700,000.

     The 1995 Option Plan is also intended to qualify as an "Incentive Stock Option Plan" under Section 422A of the Internal Revenue Code. Under the 1995 Option Plan, ISOs may be granted at not less than 100 percent of the fair market value of the Company's Common Stock as determined by the Board of Directors on the date of grant (110% of fair market value for 10% or greater shareholders) and options granted to any one participant may not exceed $100,000 in aggregate fair market value (determined at the time the ISO is granted), per year. Options must be granted within ten (10) years from the adoption of the 1995 Option Plan and exercised within five (5) years from the date of grant. The options issued pursuant to the 1995 Option Plan may be ISOs, options which are not ISOs ("NSOs"), or reload options, (as defined). On October 31, 1996 the 1995 Option Plan was approved by a majority of the shareholders of the Company. In July 1997 and February 2000, the Company filed registration statements on Form S-8, with the Securities Exchange Commission, to register 1,400,000 and 2,300,000 shares of Common Stock which may be purchased pursuant to the exercise of options under the 1995 Option Plan. As of March 31, 2000, 2,230,500 options granted pursuant to this plan are ISOs and 225,000 options granted pursuant to the plan are NSOs.

     During fiscal 2000 and 1999 options for 201,500 and 50,000 shares of Common Stock were granted to employees and 1,240,000 and 0 were issued to officers and directors, respectively. Such

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2000 AND 1999

options are exercisable at $.32 per share and expire through January 2005, five years from the date of grant. As of March
31, 2000, there are options for 2,455,500 shares of Common Stock outstanding of which 975,671 are exercisable.

Other Stock Options

     As of March 31, 2000 other stock options of 25,000 were outstanding. Such options expire through 2002. As of March 31, 2000, 25,000 of the other stock options are fully vested.

Stock Based Compensation

     As required by Statement No. 123, pro forma information regarding net loss and loss per share has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000; risk-free rate of return of 6.00%; dividend yield of 0.000%; volatility factor of the expected market price of the Company's Common Stock of 2.16% and a weighted-average expected life of the options of two to five years.

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

          SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     MARCH 31, 2000 AND 1999

Information regarding stock options for the years ended March
31, 2000 and March 31, 1999 is summarized as follows:

                                                Weighted Average
                                  Number of      Exercise Price
                                   Shares           Per Share

Outstanding at March 31, 1998     1,201,519           $ .45
Exercised                                 -           $   -
Expired                            (168,669)          $ .16
Forfeited                                 -           $   -
Cancelled                           (37,250)          $ .01
Granted                              50,000           $ .02
                                  ----------
Outstanding at March 31, 1999     1,045,600           $ .37
Exercised                                 -           $   -
Expired                                   -           $   -
Forfeited                                 -           $   -
Cancelled                            (5,000)          $   -
Granted                           1,441,500           $ .19
                                 ----------
Outstanding at March 31, 2000     2,482,100           $ .34
                                 ==========
Exercisable at March 31, 2000     1,002,271           $ .15
                                 ==========
Reserved for future option
  grants at March 31, 2000        1,292,900
                                 ==========


     For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's 2000 and 1999 pro forma information follows:

                                     2000              1999

   Net Income (Loss)              $4,504,596       $(1,261,305)
                                  ==========       ============
   Net Income (Loss) Per
     Common Share                 $  .33           $   (.20)
                                  ==========       ============

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2000 AND 1999

     The 2000 and 1999 pro forma effect on net loss is not necessarily representative of the effect in the future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

     The exercise price of options outstanding at March 31, 2000 ranged between $.32 and $30.00.

NOTE 11 -   401(K) PROFIT SHARING PLAN

     The Company adopted a 401(K) Profit Sharing Plan (the "401(K) Plan") effective January 1, 1995. All employees are eligible to participate in the 401(K) Plan once they have satisfied the eligibility requirements which are as follows: employees must be 21 years of age and have completed 3 months of service with the Company. The 401(K) Plan is currently funded by employee contributions plus effective 1/1/00 the Company contributes 1/2 of 1% of gross wages, for participating employees. Employees may elect to contribute up to, the lesser of, 15% of their salary or $10,500 for 2000, as adjusted to reflect annual federal cost of living increases, or such lesser amount as determined by discrimination tests for the plan.

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

         SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    MARCH 31, 2000 AND 1999

     The carrying amounts and fair values of the Company's significant financial instruments at March 31, 2000 are as follows:

                                   Carrying
                                    Amount            Fair Value

Cash and cash                      $ 47,531            $ 47,531
 equivalents

Note payable to shareholder         388,000             388,000

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

     Pursuant to a written consent dated April 26, 2000, the Board of Directors of the Company approved the engagement of Berkovits & Company, P.A. as its independent auditors for the fiscal year ending March 31, 2000 to replace the firm of Infante, Lago & Company, who were dismissed as auditors of the Company effective immediately.

     The report of Infante, Lago & Company on the Company's financial statements for the fiscal year did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

     In connection with the audit of the Company's financial statements for the fiscal year ended March 31, 1999, and in the subsequent interim period, there were no disagreements with Infante, Lago & Company on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Infante, Lago & Company would have caused Infante, Lago & Company to make reference to the matter in their report.


                            PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE
            EXCHANGE ACT

     The following persons are the directors and executive officers of the Company as of March 31, 2000. All directors are elected by the shareholders to serve until the next meeting of shareholders or until their successors are duly elected and qualified. Officers are elected by the Board of Directors to serve at the pleasure of the Board.


       Name                   Age            Position

Calvin S. Shoemaker            59      President/Chief Executive
                                       Officer/Director

Melvin T. Goldberger           80      Treasurer/Director

Roger N. Oesterling            57      Executive Vice President

Douglas A. Beard               68      Executive Vice President

Susan L. Fedderman             47      Executive Vice President/
                                       Secretary

Gary S. Spirer                 55      Director

David H. Peipers               43      Director

C. Shelton James               60      Director


     Calvin S. Shoemaker - Mr. Shoemaker has been an officer and director of the Company since May 1993. Mr. Shoemaker was a founder and President of Flashpoint Computer Corp. from 1986 through 1993. Mr. Shoemaker was with Northridge Corp. from 1984 through 1986; Vice President of Sales and Marketing of Timeplex from 1983 through 1984 and Vice President of Sales and Marketing for Gould Inc/SEL Computer Systems from 1971 through 1983. Mr. Shoemaker earned a Bachelor of Science degree from Randolph Macon College.

     Melvin T. Goldberger - Mr. Goldberger has been an officer of the Company since July 1993 and a director since January 1994. Mr. Goldberger has been President of Seventh Investment Bancing Corp. since 1972 to date and is also the President of MTG Development Inc. From 1968 through 1971 he was Chairman of the Board of Vector Company. Mr. Goldberger serves as a member of the Board of Directors of Mae Volen Senior Citizen Center. He is also a member of the Board of Governors of the Florida Philharmonic Orchestra. Mr. Goldberger earned a Bachelor of Science degree from Ohio State University.

     Roger N. Oesterling - Mr. Oesterling has been an officer of the Company since May 1993. Mr. Oesterling was Senior Engineering Director of Racal Milgo Inc. from 1989 through 1991 and Senior Director of Network Management from 1985 through 1989. He was a business manager of Timeplex Inc. from 1984 through 1985 and held various positions as director and manager of Gould Inc./SEL Computer Systems from 1973 through 1984. Mr.

Oesterling earned a Bachelor of Science degree from Grove City
College.

     Douglas A. Beard - Mr. Beard has been an officer of the Company since November 1993. From 1990 through 1991 Mr. Beard was a Director of Atlantix Corporation. Mr. Beard was a Senior Director of Gould Inc./SEL Computer Systems from 1985 through 1990 and held various positions including Director of World-Wide Support Services, Director of Systems Engineering and Director of Sales Support from 1972 through 1981. He was a Director of World-Wide Customer Service for Modcomp from 1981 through 1985. Mr. Beard attended Plymouth and Devonport College of Technology in the United Kingdom and earned a Bachelor of Science degree.

     Susan L. Fedderman - Ms. Fedderman has been an officer of the Company since December 1993. She has worked with the Company in various financial positions since August 1988. From 1979 until joining the Company Ms. Fedderman worked in public accounting. Ms. Fedderman earned an M.B.A. from Baruch College in New York and is a certified public accountant, licensed in Florida and New York.

     Gary S. Spirer - Mr. Spirer was elected as a director of the Company on May 13, 1993. Prior to that date, he served as a member of the Company's Advisory Board. Mr. Spirer is President of Capital Hill Group, Inc. since 1981 which provides consulting services to the Company. Mr. Spirer holds a B.A. from New York University where he graduated Magna Cum Laude and Phi Beta Kappa, and he holds an M.B.A. from Columbia University.

     David H. Peipers - Mr. Peipers was elected as a director of the Company on May 13, 1993. Among other activities, Mr. Peipers is President of Peipers & Co. Inc., an investment firm dealing with securities and venture capital, since 1982. He also has been a general partner of the Winsome Limited Partnership and Cornerhouse Limited Partnership, which make long term investments in the securities of both public and private companies, since 1989. He is a founder and Chairman of Bedminster Bioconversion Corporation, an environmental company based in Cherry Hill, New Jersey. Mr. Peipers holds an A.B. from Harvard University (1978) and a J.D. from Harvard Law School
(1981).

     C. Shelton James - Mr. James was elected as a director of the Company on May 13, 1993. Prior to that date he served as a member of the Company's Advisory Board. Mr. James was President of Fundamental Management Corp. from April 1994 through June 1999 and Chairman and Chief Executive Officer of Elcotel Inc. from 1991 through February 2000 and October 1999, respectively. He was President of the Computer Systems Division of Gould, Inc. from 1980 through 1989 and Executive Vice President of Gould's Information System Business Section from 1985 through 1989. Mr. James has been a director of DRS Inc. since 1999, Technisource Inc. since 1998, Concurrent Computer Corporation since September 1994 and CSPI since December 1994. He earned a Bachelors of Business Administration degree from Clarkson University and a Masters of Business Administration from New York University.


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

ITEM 10.     EXECUTIVE COMPENSATION:

     The following tables set forth executive compensation for the last three fiscal years, stock awards and stock option values for the fiscal 2000.
                                Annual Compensation

                                                 Other Annual
Name and            Fiscal    Salary     Bonus    Compensa-
Position             Year       ($)       ($)     tion ($)

Calvin Shoemaker     1998     75,000     13,245         0
President/Chief      1999     75,000     12,636         0
Executive Officer    2000     75,000     13,072         0

All executive
Officers as a        1998    262,500     39,734         0
Group (four          1999    273,115     39,258         0
persons)             2000    275,750     40,670         0

                               Long Term Compensation

                               Awards           Payouts
                   Restricted                              All
                     Stock        Options/      LTIP     Other
Name and            Awards         SARs       Payouts  Compensa-
Position          (# Shares)(1)     (#)  (2)    ($)     tion $)

Calvin Shoemaker            0             0        0          0
President/Chief             0             0        0          0
Executive Officer           0       600,000        0          0

All Executive
Officers as a        (730,000)      760,000        0          0
Group (four                 0             0        0          0
Persons)                    0     1,240,000        0          0

(1) In July 1997, the Company filed a registration statement on Form S-8, with the Securities and Exchange Commission, to register 1,400,000 shares of Common Stock which may be purchased pursuant to the exercise of options under the 1995 Option Plan.
Accordingly restricted stock awards were reclassified as options in fiscal 1998.

(2) In December 1999, shareholders owning a majority in interest of the Company's stock approved an amendment to the Company's 1995 Stock Option Plan to increase the number of shares of Common Stock which may be issued upon the exercise of options granted through the Plan from 1,400,000 to 3,700,000.

In February 2000, the Company filed a registration statement on Form S-8 with the Securities and Exchange
Commission, to register the additional 2,300,000 shares of Common Stock which may be purchased pursuant to the exercise of options under the 1995 Option Plan.

                                Option/SAR Grants in Fiscal 2000


                                       Individual Grants

                                                       % of Total Options/
                            Number of Securities       SARs Granted to
                            Underlying Options/        Employees in Fiscal       Exercise or Base Price      Expiration
Name                        SARs Granted (#) (1)       Year                      ($/SH)                      Date
Calvin Shoemaker
President/Chief
Executive Officer           600,000                    42%                       $.32/share                  6/18/04





                         Aggregated Option/SAR Exercises in Fiscal 2000
                              And March 31, 2000 Option/SAR Values

                                                                                 Number of                   Value of
                                                                                 Securities                  Unexercised
                                                                                 Underlying                  In-the-Money
                                                                                 Unexercised                 Options/
                                                                                 Options/SARs at             SARs at March 31,
                                                                                 March 31, 2000(#)           2000 ($)

                            Shares Acquired             Value                    Exercisable/                Exercisable/
Name                        on Exercise (#)             Realized                 Unexercisable               Unexercisable
Calvin Shoemaker
President/Chief
Executive Officer           0                           0                        400,000/600,000             0/0

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT:

     The following table sets forth, as of June 21, 2000, certain information regarding the amount and percentage of Common and Preferred Stock beneficially owned by each person known by the Company to own more than five percent of its outstanding Common and Preferred Stock, each director of the Company and all officers and directors as a group.

                                   Amount of
Name and Address                   Beneficial         Percentage
Beneficial Owner of               Ownership of         of Voting
Identity of Group                 Common Stock        Securities

Calvin S. Shoemaker(4)                 80,091            0.41%
500 Fairway Drive, Suite 104
Deerfield Beach, FL 33441

Gary S. Spirer(1)                     106,300            0.54%
50 Main Street
White Plains, NY 10606

Capital Hill Group                      3,945            0.02%
Gary Spirer, President
50 Main Street
White Plains, NY 10606

David H. Peipers(1)(3)              2,196,064           11.28%
888 Seventh Avenue
New York, NY 10106

Cornerhouse Ltd. Ptshp.(3)          3,734,508           19.18%
David Peipers, G.P.
888 Seventh Avenue
New York, NY 10106

Winsome Ltd. Ptshp(3)               5,832,131           29.96%
David Peipers, G.P.
888 Seventh Avenue
New York, NY 10106

C. Shelton James(1)                    19,973            0.10%
310 E. Royal Palm Road
Boca Raton, FL 33432

Fundamental Management Corp.               93            0.00%
Carl Singer, President
8567 Coral Way, #138
Miami, FL 33155

Fundamental Active
  Investors Ltd. II                 3,316,026           17.03%
Fundamental Mgmt. Corp., G.P.
8567 Coral Way, #138
Miami, FL 33155

Melvin Goldberger(1)(2)                20,333            0.10%
1761 W. Hillsboro Blvd.
Deerfield Beach, FL 33442

Seventh Investment
  Bancing Corp.(2)                     93,760            0.48%
Melvin Goldberger, President
1761 W. Hillsboro Blvd.
Deerfield Beach, FL 33442

All Directors and
Executive Officers as
a Group (6 persons) (5)            12,131,445           62.32%

____________________________

(1)	Stock options were granted to four directors of the Company
from August 1996 through June 1999. Each director received options for 50,000 shares of Common Stock at an exercise price of $.32 per share. These are not included above.

(2)	Includes 103,060 shares of Common Stock and 11,033 shares
of Preferred Stock (held by Melvin Goldberger, trustee for the Grace Goldberger Trust).

(3)	Includes 5,446,464 shares of Common Stock and 183,334
shares of Series B Preferred Stock with one vote per share.
Also includes 793 shares of Series D stock with 1000 votes per share and therefore is included as 793,000.

(4)	Includes 63,424 shares of Common Stock and 16,667 shares of
Preferred Stock.

(5)	As part of the units sold in a September 1993 offering,
warrants for 447,140 shares of Common Stock at an exercise price of $1.00 per share are held by certain of these executive officers and directors.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

     Pursuant to a May 1993 agreement between the Company and Fundamental Management Corp. ("Fundamental"), a fee of $25,000 was approved to be paid in installments to Fundamental based on the amount of proceeds received from the 1993 Preferred Stock offering. The first installment of $8,333 was paid in May 1993 and $16,667 is included in accounts payable due to shareholders/officers/directors, at March 31, 2000.

     Two shareholder/directors of the Company and their related entities have provided short term loans to the Company totalling $4,789,500, through April 30, 1999, of which $4,723,500 was received from March 1995 through March 31, 1999, and $66,000 was received during fiscal 2000. These loans accrued interest at 10% per annum, $1,234,789 through June 21, 1999. Short term loans to the Company through April 30, 1999, totalling $4,789,500, were converted to Common and Preferred Stock and these two shareholder/directors of the Company and their related entities have forgiven all interest accrued on these loans (See
Note 8).

     Pursuant to a May 1993 Consulting agreement between the Company and Capital Hill Group Inc. ("CHG"), the Company incurred consulting fees to CHG of $5,550 per month, for a total of $236,500 through December 1996 when the agreement terminated. Of this amount $225,500 has been accrued to date and is included in accounts payable due to shareholders/officers/directors at March 31, 2000.

     In connection with the Finder's agreement between the Company and CHG the Company accrued finders fees of $493,000 through December 1996 which is included in accounts payable due to shareholders/officers/directors at March 31, 2000.

     During the period May 1, 1999 through March 31, 2000 one shareholder/director of the Company and related entities provided funding to the Company in the amount of $794,000. This shareholder/director of the Company received 3,240,000 shares of Common Stock for funding of $405,000 at $.125 per share,

1,326,666 shares of Common Stock for funding of $199,000 at $.15 per share and 633,334 shares of Common Stock for funding of $190,000 at $.30 per share.

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

4.3 Amended Certificate of Designation of Preferences
Rights and Limitations Series B Convertible
Redeemable Preferred Stock dated March 23, 1993 is incorporated by reference to the 1993 10-KSB.

4.4	Certificate of Designation of Preferences Rights
and Limitations Series D Redeemable Preferred
Stock.

10.1	May 13, 1993 Financial Consulting Agreement
between the Registrant and Capital Hill Group,
Inc. ("Financial Consulting Agreement") is incorporated herein by reference to the 1991 10-
K.

10.2	Amendment to Financial Consulting Agreement dated
May 13, 1993 is incorporated herein by reference to the 1993 10-KSB.

10.4	Finder's Agreement between the Registrant and
Capital Hill Group, Inc. ("Finder's Agreement") is incorporated by reference to the 1991 10-K.

10.5	Amendment to Finder's Agreement, dated May 13,
1993 is incorporated by reference to the 1993 10-
KSB.

10.9	Solution Provider agreement between NCR
Corporation and the Registrant dated February 7,
1994 is incorporated herein by reference to the 1994 10-KSB.

10.11	Consulting Agreement between the Company and C.
Shelton James and Fundamental Management

Corporation, dated May 13, 1993 is incorporated herein by reference to the 1993 10-KSB.

10.12	Promissory Note dated November 7, 1992, as
amended March 9, 1993 and April 7, 1993, with
Baron Coleman as Holder and the Company as Maker is incorporated herein by reference to the 1993
10-KSB.

10.16	SK Technologies Corporation Amended 1995 Stock
Option Plan is incorporated herein by reference to the Form S-8 filed on February 14, 2000.

21.	Subsidiaries of the Registrant is incorporated by
reference to the 1991 10-K.

22.	Information Statement sent on December 16, 2000
to notify shareholders of the Company's intention to amend its 1995 Stock Option Plan, to increase the number of shares of Common Stock which may be issued upon the exercise of options granted through the Plan, from 1,400,000 to 3,700,000 is herein incorporated by reference to Schedule 14c filed on December 17, 1999.

27.	Financial Data Schedule for the Year Ended March
31, 2000

  (b)  Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended March 31, 2000.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SK Technologies Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SK TECHNOLOGIES CORPORATION,
                             a Delaware corporation


Date:  June 29, 2000         By:  /s/ Calvin S. Shoemaker
                                  Calvin S. Shoemaker, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature                     Title                  Date


/s/ Calvin S. Shoemaker     President/Chief        June 29, 2000
Calvin S. Shoemaker         Executive Officer/
                            Director

/s/ Melvin T. Goldberger    Treasurer/Director/    June 29, 2000
Melvin T. Goldberger        Principal Accounting
                            Officer

/s/ C. Shelton James        Director               June 29, 2000
C. Shelton James

/s/ David H. Peipers        Director               June 29, 2000
David H. Peipers

Gary Spirer                 Director