Form 10QSB
period 2000-06-30
SK TECHNOLOGIES CORP
filed 2000-08-11
CIK 847777

FORM 10-QSB - QUARTERLY REPORT
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549


       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000

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

      Common Stock, $.001 Par Value = 19,077,827 shares as of
      July 31, 2000.

                    SK TECHNOLOGIES CORPORATION

                               INDEX

                            FORM 10-QSB
                THREE MONTHS ENDED JUNE 30,2000


PART I.   FINANCIAL INFORMATION                                Page

                   Consolidated Condensed Balance Sheet. . . 1-2 Consolidated Condensed Statements of
                     Operations. . . . . . . . . . . . . . .   3-4
                   Consolidated Condensed Statements of
                     Cash  Flows . . . . . . . . . . . . . .     5
                   Notes to the Consolidated Condensed
                     Financial Statements. . . . . . . . . .   6-7

          Item 1.  Management's Discussion and Analysis of
                     Financial Condition and Results
                     of Operations . . . . . . . . . . . . .  8-10
          Item 2.  Changes in and Disagreements with
                     Accountants on Accounting and
                     Financial Disclosure. . . . . . . . . .    10

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings . . . . . . . . . . . .    11
          Item 2.  Changes in Securities . . . . . . . . . .    11
          Item 3.  Defaults Upon Senior Securities . . . . .    11
          Item 4.  Submission of Matters to a Vote
                     of Security Holders . . . . . . . . . .    11
          Item 5.  Other Information . . . . . . . . . . . .    11
          Item 6.  Exhibits and Reports on Form 8-K. . . . .    11

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .    12

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEET
                         June 30, 2000

                              ASSETS


Current Assets:
  Cash                                              $  56,987
  Trade accounts receivable, net of
    allowance for doubtful accounts
    of $38,537                                          4,753
  Inventories                                          21,661
  Other current assets                                  1,833
                                                    ---------
     Total Current Assets                              85,234

Property and Equipment, Net                            53,618

Other Assets:
  Software development costs,
    net of accumulated amortization
    of $216,672                                       409,535
  Other, net                                           20,265
                                                    ---------
    Total Other Assets                                429,800
                                                    ---------
                                                    $ 568,652
                                                    =========










                    (Continued on following page)

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED BALANCE SHEET (CONT'D)
                        June 30,2000

                LIABILITIES AND CAPITAL DEFICIENCY


Current Liabilities:
  Accounts payable                                $    31,753
  Accrued expenses                                     82,731
  Due to shareholders/officers/directors              793,375
Current portion of notes payable to
    shareholder                                        12,000
Current portion of capital lease
    obligations                                         8,723
Deferred income                                        34,900
                                                  -----------
  Total Current Liabilities                           963,482

Notes payable to shareholder, less current portion    373,000

Capital lease obligations, less current portion         8,551

Capital Deficiency:
  Preferred Stock, $.001 par value,
    5,000,000 shares authorized
      1,000,000 shares designated as
        convertible Series B Preferred
        Stock, 396,066 shares issued
        and outstanding                                   396
      3,000 shares designated as Series D
        Preferred Stock, 793 shares issued
        and outstanding                                     1
  Common Stock, $.001 par value,
    25,000,000 shares authorized,
    19,077,827 shares issued and
    outstanding                                        19,078
  Additional paid-in capital                       13,671,303
  Accumulated deficit                             (14,467,159)
                                                  -----------
    Capital Deficiency                               (776,381)
                                                  -----------
                                                  $   568,652
                                                  ===========








                     See accompanying notes.

                SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED JUNE 30, 2000 AND 1999

                                             2000                  1999

Revenues:
  Equipment, software sales and
    Support                              $    217,612         $   242,681

Cost of Revenues:
  Cost of equipment sold                       63,950              19,778
  Amortization of software development
    Costs                                      30,716              46,720
  Research and development expenses             3,161               6,849
                                         -------------        ------------
                                               97,827              73,347
                                         -------------        ------------
Gross Profit                                  119,785             169,334

Selling, General and Administrative
Expenses:
  Compensation and payroll taxes              212,435             234,466
  Other selling, general and
    administrative expenses                    81,390              94,157
                                          ------------        ------------
                                              293,825             328,623
                                          ------------        ------------
Operating Loss                               (174,040)           (159,289)

Other Income (Expenses):
  Gross profit on installment sale                  -              12,034
  Interest expense                            (10,302)           (118,777)
  Other, net                                      391               1,260
                                          ------------        ------------
Total Other Income (Expenses)                  (9,911)           (105,483)
                                          ------------        ------------
Loss Before Income Taxes and
  and Extraordinary Item                     (183,951)           (264,772)

Income tax benefit                                  -             105,909
                                          -------------       ------------
Loss Before Extraordinary Item               (183,951)           (158,863)









                       (Continued on following page)

                 SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (CONT'D)
                  THREE MONTHS ENDED JUNE 30, 2000 AND 1999

                                            2000                 1999

Extraordinary Item: Gain from
  restructuring of debt (net
  of income taxes of $2,196,542)                   -           3,294,813

Benefit from utilization of net
  operating loss carryforwards                     -           2,090,633
                                        -------------       ------------
Net Income (Loss)                       $   (183,951)       $  5,226,583
                                        =============       ============

Basic Earnings (Loss) Per
  Common Share
  Loss before extraordinary item        $       (.01)        $      (.02)
  Extraordinary income (net,
    plus tax benefit)                              -                 .77
                                        -------------        ------------
  Net Income (Loss) Per Common Share    $       (.01)        $       .75
                                        =============        ============

Diluted Earnings (Loss) Per
  Common Share
  Loss before extraordinary item        $       (.01)        $      (.02)
  Extraordinary income (net, plus
    tax benefit)                                   -                 .77
                                        -------------        ------------
Net Income (Loss) Per Common Share      $       (.01)        $       .75
                                        =============        ============
Weighted Average Number of
  Common Shares Outstanding               18,286,618           6,956,418
                                        =============        ============









                       See accompanying notes.

               SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                THREE MONTHS ENDED JUNE 30, 2000 AND 1999


                                                      2000          1999

Net cash used in operating activities             $ (164,758)   $  (85,734)

Cash Flows From Investing Activities:
  Additions to software development costs            (58,348)      (50,535)
  Purchases of property and equipment                   (795)         (709)
  Net (increase) decrease in other assets                 75          (176)
                                                  -----------   -----------
Net cash used in investing activities                (59,068)      (51,420)

Cash Flows From Financing Activities:
  Proceeds from loans from
    shareholders/directors                                 -        66,000
  Principal payments on note payable to
    shareholder                                       (3,000)            -
  Principal payments on capital
    lease obligations                                 (3,718)       (6,170)
  Proceeds from issuance of Common Stock             240,000       140,000
                                                  -----------   -----------
Net cash provided by financing
  activities                                         233,282       199,830
                                                  -----------   -----------
Increase in cash                                       9,456        62,676

Cash at beginning of period                           47,531        29,188
                                                  -----------   -----------
Cash at end of period                             $   56,987    $   91,864
                                                  ===========   ===========






SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

     During the three months ended June 30, 2000, short term loans in the amount of $240,000 were converted to Common Stock.






                        See accompanying notes.

             SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
       NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED JUNE 30, 2000


Note 1 - DEFERRED INCOME AND REVENUE RECOGNITION

     Deferred income consists of $34,900 from support contracts to be recognized ratably over the terms of the contracts.

NOTE 2 - STOCKHOLDERS' EQUITY

Common Stock

     During the three months ended June 30, 2000, one shareholder/director of the Company provided funding to the Company in the amount of $240,000. This shareholder/director received 800,000 shares of Common Stock for funding of $240,000 at $.30 per share. The $240,000 was allocated in Stockholders' Equity as 800,000 shares of Common Stock at par value $.001 equaling $800 and the remaining amount of $239,200 allocated towards additional paid-in capital. This shareholder/director agreed to fund any additional cash deficiencies through March 31, 2001, for shares of the Company's Common Stock at $.30 per share.

NOTE 3 - INCOME TAXES

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

     At March 31, 2000 the Company had net operating loss carryforwards of approximately $13 million that can be used to offset future taxable income, that expire in the years 2004 through 2014. In fiscal 1995, the Company had ownership changes as defined under Internal Revenue Code Section 382 (Section 382). As such, the availability to utilize the net operating losses that existed as of this ownership change is limited.

NOTE 4 -   GOING CONCERN CONSIDERATION

     The Company had a net loss of $183,951 for the three months ended June 30, 2000 and has a net capital deficiency of $776,381 as of June 30, 2000. The Company has experienced losses from operations in the past and continues to experience losses. Based on these conditions, doubt exists about the ability of the Company to continue as a going concern.

     The financial statements for the three months ended June 30, 2000 do not include adjustments relating to the recoverability

            SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
       NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED JUNE 30, 2000

and classification of the recorded carrying value of the assets or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     During the first three months of fiscal 2001 a majority shareholder/director provided funding to the Company in the amount of $240,000 based on the Company's cash deficiencies from operations. In order to continue operations this majority shareholder/director of the Company has committed to provide funding to the Company in the amount of $400,000, based on the Company's projected cash deficiencies for the fiscal 2001, for shares of the Company's Common Stock. If actual cash deficiencies exceed the projected amount, this shareholder/director agreed to fund any additional cash deficiencies through March 31, 2001, with the terms of the additional funding to be determined at such time.

ITEM 1.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS:

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

Liquidity and Capital Resources

     The Company had a net loss, before income taxes and extraordinary items, of $183,951 and $264,772 for the three months ended June 30, 2000 and 1999, respectively. For the three months ended June 30, 1999, the Company had an extraordinary gain of $5,491,355 from restructuring debt, which resulted in net income of $5,226,583 for the three months then ended. The debt restructuring was due to two shareholders/directors of the Company and their related entities converting short term loans totaling $4,789,500 to Common and Preferred Stock. Interest on these loans in the amount of $1,234,789 was forgiven.

     During the three months ended June 30, 2000, one shareholder/director of the Company provided funding to the Company in the amount of $240,000 for 800,000 shares of Common
Stock.

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

     During the three months ended June 30, 2000 and 1999, the Company's capitalized expenditures for development were $58,348 and $50,535, respectively; accumulated amortization was $30,716 and $46,720, for the three months ended June 30, 2000 and 1999, respectively. The Company anticipates incurring a comparable amount of development costs for fiscal 2001 as compared to fiscal 2000 as the Company continues its efforts for Loss Prevention MAX, Sales and Profit MAX and possibly other business intelligence solutions.

Results of Operations

     The Company had a net loss, before income taxes and extraordinary items, of $183,951 and $264,772 for the three months ended June 30, 2000 and 1999, respectively. For the three months ended June 30, 1999, the Company had an extraordinary gain of $5,491,355 from restructuring debt, which resulted in net income of $5,226,583 for the three months then ended. Revenues for the three months ended June 30, 2000 and 1999 were $217,612 and $242,681, respectively, from equipment and software sales and support.

     Amortization of software development costs was $30,716 and $46,720 for the three months ended June 30, 2000 and 1999, respectively. In addition the Company incurred and expensed, research and development costs of $3,161 and $6,849 during the three months ended June 30, 2000 and 1999, respectively, to maintain and improve the existing versions of the StoreKare products.

     Total selling, general and administrative expenses for the three months ended June 30, 2000 decreased 11% to $293,825 for the three months ended June 30, 2000 from $328,623 for the three months ended June 30, 1999. The Company anticipates that total selling general and administrative costs for the remainder of fiscal 2001 will increase slightly from the first three months of fiscal 2001, as the Company expands its sales staff.

     The Company incurred interest expense of $10,302 and $118,777 during the three months ended June 30, 2000 and 1999, respectively. Interest expense was incurred on loans from shareholders/directors and their related entities, of $0 and $107,333 during the three months ended June 30, 2000 and 1999. Since these loans were converted to Common and Preferred Stock in June 1999, interest was accrued through June 21, 1999 only.

Seasonality

     The Company believes that seasonality has not historically had any material impact on its business. However, during the winter holiday season retail businesses typically delay the installation and/or purchase of any capital assets such as our StoreKare product.


ITEM 2.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     Pursuant to a written consent dated April 26, 2000, the Board of Directors of the Company approved the engagement of Berkovits & Company, P.A. as its independent auditors for the fiscal year ended March 31, 2000 to replace the firm of Infante, Lago & Company, who were dismissed as auditors of the Company effective immediately.

     The report of Infante, Lago & Company on the Company's financial statements for the fiscal year ended March 31, 1999 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

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

     Not applicable

Item 5.  Other Information

     Not applicable

Item 6.  Exhibits and Reports on Form 8-K

     a)  Exhibits

         27.  Financial Data Schedule for the three months ended
              June 30, 2000

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, SK Technologies Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                    SK Technologies Corporation
                                         (Registrant)

Date: August 11, 2000                /s/ Calvin S. Shoemaker
                              President, Chief Executive Officer



Date: August 11, 2000                /s/ Melvin T. Goldberger
                            Treasurer, Principal Accounting Officer