Form 10QSB
period 2000-09-30
SK TECHNOLOGIES CORP
filed 2000-11-14
CIK 847777

FORM 10-QSB - QUARTERLY REPORT
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549


       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000

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

      Common Stock, $.001 Par Value = 19,644,494 shares as of
      October 31, 2000.

                    SK TECHNOLOGIES CORPORATION

                               INDEX

                            FORM 10-QSB
                SIX MONTHS ENDED SEPTEMBER 30, 2000


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

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEET
                         September 30, 2000

                              ASSETS


Current Assets:
  Cash                                              $  20,734
  Trade accounts receivable, net of
    allowance for doubtful accounts
    of $36,827                                          4,207
  Inventories                                          21,111
  Other current assets                                  1,306
                                                    ---------
     Total Current Assets                              47,358

Property and Equipment, Net                            49,362

Other Assets:
  Software development costs,
    net of accumulated amortization
    of $247,391                                       423,327
  Other, net                                           20,265
                                                    ---------
    Total Other Assets                                443,592
                                                    ---------
                                                    $ 540,312
                                                    =========
                   (Continued on following page)

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED BALANCE SHEET (CONT'D)
                        September 30, 2000

                LIABILITIES AND CAPITAL DEFICIENCY


Current Liabilities:
  Accounts payable                                $    24,073
  Accrued expenses                                     84,732
  Due to shareholders/officers/directors              793,350
Current portion of notes payable to
    shareholder                                        12,000
Current portion of capital lease
    obligations                                         7,612
Deferred income                                        25,233
                                                  -----------
  Total Current Liabilities                           947,000

Notes payable to shareholder, less current portion    370,000

Capital lease obligations, less current portion         6,596

Capital Deficiency:
  Preferred Stock, $.001 par value,
    5,000,000 shares authorized
      1,000,000 shares designated as
        convertible Series B Preferred
        Stock, 396,066 shares issued
        and outstanding                                   396
      3,000 shares designated as Series D
        Preferred Stock, 793 shares issued
        and outstanding                                     1
  Common Stock, $.001 par value,
    25,000,000 shares authorized,
    19,644,494 shares issued and
    outstanding                                        19,644
  Additional paid-in capital                       13,840,737
  Accumulated deficit                             (14,644,062)
                                                  -----------
    Capital Deficiency                               (783,284)
                                                  -----------
                                                  $   540,312
                                                  ===========
                 See accompanying notes.

              SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                          Three Months    Three Months     Six Months      Six Months
                                             Ended           Ended           Ended           Ended
                                          September 30,   September 30,   September 30,   September 30,
                                              2000            1999            2000            1999
Revenues:
  Equipment, software sales and
    support                                $   113,443     $   184,702     $   331,055     $   427,383

Cost of Revenues:
  Cost of equipment sold                         3,608          15,842          67,558          35,620
  Amortization of software development
    costs                                       30,719          22,662          61,435          69,382
  Research and development expenses              4,314           7,738           7,475          14,587
                                           -----------     -----------     -----------     -----------
                                                38,641          46,242         136,468         119,589
                                           -----------     -----------     -----------     -----------
Gross Profit                                    74,802         138,460         194,587         307,794

Selling, General and Administrative
Expenses:
  Compensation and payroll taxes               173,733         220,368         386,168         454,834
  Other selling, general and
    administrative expenses                     67,864          86,491         149,254         180,648
                                           -----------     -----------     -----------     -----------
                                               241,597         306,859         535,422         635,482
                                           -----------     -----------     -----------     -----------
Operating Loss                                (166,795)       (168,399)       (340,835)       (327,688)
Other Income (Expenses):
  Gross profit on installment sale                   -           4,011               -          16,045
  Interest expense                             (10,227)        (10,402)        (20,529)       (129,179)
  Other, net                                       119          (1,918)            510            (658)
                                           -----------     -----------     -----------     -----------
Total Other Income (Expenses)                  (10,108)         (8,309)        (20,019)       (113,792)
                                           -----------     -----------     -----------     -----------
Loss Before Income Taxes and
  Extraordinary Item                          (176,903)       (176,708)       (360,854)       (441,480)

Income Tax Benefit                                   -               -               -         176,592
                                           -----------     -----------     -----------     -----------

Loss Before Extraordinary Item                (176,903)       (176,708)       (360,854)       (264,888)

                             (Continued on following page)

              SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (CONT'D)

                                          Three Months    Three Months     Six Months      Six Months
                                             Ended           Ended           Ended           Ended
                                          September 30,   September 30,   September 30,   September 30,
                                              2000            1999            2000            1999

Extraordinary Item: Gain from
  restructuring of debt (net
  of income taxes of $2,196,542)                     -               -               -       3,294,813

Benefit from utilization of net
  operating loss carryforwards                       -               -               -       2,019,950
                                           -----------     -----------     -----------     -----------
Net income (loss)                          $  (176,903)    $  (176,708)    $  (360,854)    $ 5,049,875
                                           ===========     ===========     ===========     ===========

Basic Earnings (Loss) Per
  Common Share
  Loss before extraordinary item           $      (.01)    $      (.01)    $      (.02)    $      (.02)
  Extraordinary income (net,
    plus tax benefit)                                -               -               -             .50
                                           -----------     -----------     -----------     -----------
  Net Income (Loss) Per Common
    Share                                  $      (.01)    $      (.01)    $      (.02)    $       .48
                                           ===========     ===========     ===========     ===========

Diluted Earning (Loss) Per
  Common Share
  Loss before extraordinary item           $      (.01)    $      (.01)    $      (.02)    $      (.02)
  Extraordinary income (net, plus
    tax benefit)                                     -               -               -             .50
                                           -----------     -----------     -----------     -----------
Net Income (Loss) Per Common
  Share                                    $      (.01)    $      (.01)    $      (.02)    $       .48
                                           ===========     ===========     ===========     ===========
Weighted Average Number of
  Common Shares Outstanding                 19,083,986      14,162,537      18,583,230      10,621,689
                                           ===========     ===========     ===========     ===========

                                           See accompanying notes.

               SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


                                                      2000          1999

Net cash used in operating activities             $ (318,474)   $ (298,513)

Cash Flows From Investing Activities:
  Additions to software development costs           (102,859)      (98,651)
  Purchases of property and equipment                 (1,953)       (5,616)
  Net (increase) decrease in other assets                (75)         (176)
                                                  -----------   -----------
Net cash used in investing activities               (104,887)     (104,443)

Cash Flows From Financing Activities:
  Proceeds from loans from
    shareholders/directors                                 -        66,000
  Principal payments on note payable to
    shareholder                                       (6,000)       (3,000)
  Principal payments on capital
    lease obligations                                 (7,436)       (8,612)
  Proceeds from issuance of Common Stock             410,000       405,000
                                                  -----------   -----------
Net cash provided by financing
  activities                                         396,564       459,388
                                                  -----------   -----------
Increase (decrease) in cash                          (26,797)       56,432

Cash at beginning of period                           47,531        29,188
                                                  -----------   -----------
Cash at end of period                             $   20,734    $   85,620
                                                  ===========   ===========






SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

     During the six months ended September 30, 2000, short term loans in the amount of $410,000 were converted to Common Stock.

                          See accompanying notes

             SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
       NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   SIX MONTHS ENDED SEPTEMBER 30, 2000

Note 1 - DEFERRED INCOME AND REVENUE RECOGNITION

     Deferred income consists of $25,233 from support contracts to be recognized ratably over the terms of the contracts.

NOTE 2 - STOCKHOLDERS' EQUITY

Common Stock

     During the six months ended September 30, 2000, one shareholder/director of the Company provided funding to the Company in the amount of $410,000. This shareholder/director received 1,366,667 shares of Common Stock for funding of $410,000 at $.30 per share. The $410,000 was allocated in Stockholders' Equity as 1,366,667 shares of Common Stock at par value $.001 equaling $1,366 and the remaining amount of $408,634 allocated towards additional paid-in capital. This shareholder/director agreed to fund any additional cash deficiencies through March 31, 2001, for shares of the Company's Common Stock at $.30 per share.

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

NOTE 4 -   GOING CONCERN CONSIDERATION

     The Company had a net loss of $360,854 for the six months ended September 30, 2000 and has a net capital deficiency of $783,284 as of September 30, 2000. The Company has experienced losses from operations in the past and continues to experience losses. Based on these conditions, doubt exists about the ability of the Company to continue as a going concern.

     The financial statements for the six months ended September
30, 2000 do not include adjustments relating to the

             SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
       NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   SIX MONTHS ENDED SEPTEMBER 30, 2000

recoverability and classification of the recorded carrying value of the assets or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     During the first six months of fiscal 2001 a majority shareholder/director provided funding to the Company in the amount of $410,000 based on the Company's cash deficiencies from operations. In order to continue operations this majority shareholder/director of the Company has committed to provide funding to the Company in the amount of $400,000, based on the Company's projected cash deficiencies for the fiscal 2001, for shares of the Company's Common Stock. If actual cash deficiencies exceed the projected amount, this shareholder/director agreed to fund any additional cash deficiencies through March 31, 2001, with the terms of the additional funding to be determined at such time.

ITEM 1.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS:

General

     The Company is a developer of retail store management software for the specialty retail industry. The Company's StoreKare product family is a modular system of information technology products, which offers retailers an affordable, scalable, feature rich application that runs in both Windows and DOS environments. The goal of the Company has been to offer a product that a retail store owner with limited computer experience could learn and use without extensive training and support. With the advancement of the hardware technology (computers and cash registers) and extensive reduction in cost, the small retailer can now afford a complete business management system.

     The Company is also developing and marketing application specific business intelligence solutions software using interactive data mining techniques to explore transaction trends, patterns, comparisons and exceptions. The Company is currently marketing Loss Prevention MAX business intelligence solutions for the retail industry.

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

Liquidity and Capital Resources

     The Company had a net loss, before income taxes and extraordinary items, of $176,903 and $360,854, and $176,708 and $441,480, for the three and six months ended September 30, 2000 and 1999, respectively. For the six months ended September 30, 1999, the Company had an extraordinary gain of $5,491,355 from restructuring debt, which resulted in net income of $5,049,875 for the six months then ended. The debt restructuring was due to two shareholders/directors of the Company and their related entities converting short term loans totaling $4,789,500 to Common and Preferred Stock. Interest on these loans in the amount of $1,234,789 was forgiven.

     During the six months ended September 30, 2000, one shareholder/director of the Company provided funding to the Company in the amount of $410,000 for 1,366,667 shares of Common
Stock.

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

     During the three and six months ended September 30, 2000 and 1999, the Company capitalized $44,511 and $102,859, and $48,116 and $98,651, respectively, of development costs. Amortization of development cost was $30,719 and $61,435, and $22,662 and $69,382, for the three and six months ended September 30, 2000 and 1999, respectively. The Company anticipates incurring a comparable amount of development costs for fiscal 2001 as compared to fiscal 2000 as the Company continues its efforts for Loss Prevention MAX, Sales and Profit MAX and possibly other business intelligence solutions.

Results of Operations

     The Company had a net loss, before income taxes and extraordinary items, of $176,903 and $360,854, and $176,708 and $441,480, for the three and six months ended September 30, 2000 and 1999, respectively. For the six months ended September 30, 1999, the Company had an extraordinary gain of $5,491,355 from restructuring debt, which resulted in net income of $5,049,875 for the six months then ended. Revenues for the three and six months ended September 30, 2000 and 1999 were $113,443 and $331,055, and
$184,702 and $427,383, respectively, from equipment and software sales and support.

     Amortization of software development costs was $30,719 and $61,435, and $22,662 and $69,382 for the three and six months ended September 30, 2000 and 1999, respectively. In addition the Company incurred and expensed, research and development costs of $4,314 and $7,475, and $7,738 and $14,587, during the three and six months ended September 30, 2000 and 1999, respectively, to maintain and improve the existing versions of the StoreKare products.

     Total selling, general and administrative expenses for the six months ended September 30, 2000 decreased 16% to $535,422 for the six months ended September 30, 2000 from $635,482 for the six months ended September 30, 1999. The Company anticipates that total selling general and administrative costs for the remainder of fiscal 2001 will increase slightly from the first six months of fiscal 2001, as the Company expands its sales staff.

     The Company incurred interest expense of $10,227 and $20,529, and $10,402 and $129,179 during the three and six months ended

September 30, 2000 and 1999, respectively. Interest expense was incurred on loans from shareholders/directors and their related entities, of $0 and $0, and $0 and $107,333 during the three and six months ended September 30, 2000 and 1999, respectively. Since these loans were converted to Common and Preferred Stock in June 1999, interest was accrued through June 21, 1999 only.

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

     Not applicable

Item 5.  Other Information

     Not applicable

Item 6.  Exhibits and Reports on Form 8-K

     a)  Exhibits

         27.  Financial Data Schedule for the six months ended
              September 30, 2000

     b)  Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended September 30, 2000.

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, SK Technologies Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                    SK Technologies Corporation
                                         (Registrant)

Date: November 13, 2000              /s/ Calvin S. Shoemaker
                              President, Chief Executive Officer



Date: November 13, 2000              /s/ Melvin T. Goldberger
                           Treasurer, Principal Accounting Officer