Form 10QSB
period 2000-12-31
SK TECHNOLOGIES CORP
filed 2001-02-14
CIK 847777

FORM 10-QSB - QUARTERLY REPORT
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549


       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2000

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

     Common Stock, $.001 Par Value = 19,644,494 shares as of
     February 2, 2001.

                    SK TECHNOLOGIES CORPORATION

                               INDEX

                            FORM 10-QSB
                NINE MONTHS ENDED DECEMBER 31, 2000


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

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEET
                         December 31, 2000

                              ASSETS


Current Assets:
  Cash                                              $   3,100
  Trade accounts receivable, net of
    allowance for doubtful accounts
    of $39,572                                         21,813
  Inventories                                          21,147
  Other current assets                                  1,367
                                                    ---------
     Total Current Assets                              47,427

Property and Equipment, Net                            43,792

Other Assets:
  Software development costs,
    net of accumulated amortization
    of $268,998                                       437,042
  Other, net                                           20,235
                                                    ---------
    Total Other Assets                                457,277
                                                    ---------
                                                    $ 548,496
                                                    =========

                    (Continued on following page)
                                - 1 -

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED BALANCE SHEET (CONT'D)
                        December 31, 2000

                LIABILITIES AND CAPITAL DEFICIENCY


Current Liabilities:
  Accounts payable                                $    35,996
  Accrued expenses                                     72,868
  Due to shareholders/officers/directors              995,549
  Current portion of notes payable to
    shareholder                                        12,000
  Current portion of capital lease
    obligations                                         5,489
  Deferred income                                      23,381
                                                  -----------
  Total Current Liabilities                         1,145,283

Notes payable to shareholder, less current portion    367,000

Capital lease obligations, less current portion         5,654

Capital Deficiency:
  Preferred Stock, $.001 par value,
    5,000,000 shares authorized
      1,000,000 shares designated as
        convertible Series B Preferred
        Stock, 396,066 shares issued
        and outstanding                                   396
      3,000 shares designated as Series D
        Preferred Stock, 793 shares issued
        and outstanding                                     1
  Common stock, $.001 par value,
    25,000,000 shares authorized,
    19,644,494 shares issued and
    outstanding                                        19,644
  Additional paid-in capital                       13,840,737
  Accumulated deficit                             (14,830,219)
                                                  -----------
    Capital Deficiency                               (969,441)
                                                  -----------
                                                  $   548,496
                                                  ===========

                      See accompanying notes.

              SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                          Three Months    Three Months    Nine Months     Nine Months
                                             Ended           Ended           Ended           Ended
                                          December 31,    December 31,    December 31,    December 31,
                                              2000            1999            2000            1999
Revenues:
  Equipment, software sales and
    support                                $    86,113     $   254,653     $   417,168     $   682,036

Cost of Revenues:
  Cost of equipment sold                         2,046          20,128          69,604          55,748
  Amortization of software development
    costs                                       21,607          29,872          83,042          99,254
  Research and development expenses              9,506           4,159          16,981          18,746
                                           -----------     -----------     -----------     -----------
                                                33,159          54,159         169,627         173,748
                                           -----------     -----------     -----------     -----------
Gross Profit                                    52,954         200,494         247,541         508,288
Selling, General and Administrative
Expenses:
  Compensation and payroll taxes               153,749         235,203         539,917         690,037
  Other selling, general and
    administrative expenses                     72,827          87,283         222,081         267,931
                                           -----------     -----------     -----------     -----------
                                               226,576         322,486         761,998         957,968
                                           -----------     -----------     -----------     -----------
Operating Loss                                (173,622)       (121,992)       (514,457)       (449,680)
Other Income (Expenses):
  Gross profit on installment sale                   -               -               -          16,045
  Interest expense                             (12,391)        (10,326)        (32,920)       (139,505)
  Other, net                                      (145)            165             365            (493)
                                           -----------     -----------     -----------     -----------
Total Other Income (Expenses)                  (12,536)        (10,161)        (32,555)       (123,953)
                                           -----------     -----------     -----------     -----------
Loss Before Income Taxes and
  Extraordinary Item                          (186,158)       (132,153)       (547,012)       (573,633)

Income Tax Benefit                                   -               -               -         229,453
                                           -----------     -----------     -----------     -----------

Loss Before Extraordinary Item                (186,158)       (132,153)       (547,012)       (344,180)

                               (Continued on following page)
                                           - 3 -

               SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (CONT'D)

                                          Three Months    Three Months    Nine Months     Nine Months
                                             Ended           Ended           Ended           Ended
                                          December 31,    December 31,    December 31,    December 31,
                                              2000            1999            2000            1999

Extraordinary Item: Gain from
  restructuring of debt (net
  of income taxes of $2,196,542)                     -               -               -       3,294,813

Benefit from utilization of net
  operating loss carryforwards                       -               -               -       1,967,089
                                           -----------     -----------     -----------     -----------
Net income (loss)                          $  (186,158)    $  (132,153)    $  (547,012)    $ 4,917,722
                                           ===========     ===========     ===========     ===========

Basic Earnings (Loss) Per
  Common Share
  Loss before extraordinary item           $      (.01)    $      (.01)    $      (.03)    $      (.03)
  Extraordinary income (net,
    plus tax benefit)                                -               -               -             .42
                                           -----------     -----------     -----------     -----------
  Net Income (Loss) Per Common
    Share                                  $      (.01)    $      (.01)    $      (.03)    $       .39
                                           ===========     ===========     ===========     ===========

Diluted Earning (Loss) Per
  Common Share
  Loss before extraordinary item           $      (.01)    $      (.01)    $      (.03)    $      (.03)
  Extraordinary income (net, plus
    tax benefit)                                     -               -               -             .42
                                           -----------     -----------     -----------     -----------
Net Income (Loss) Per Common
  Share                                    $      (.01)    $      (.01)    $      (.03)    $       .39
                                           ===========     ===========     ===========     ===========
Weighted Average Number of
  Common Shares Outstanding                 19,456,979      16,273,914      19,007,645      12,512,615
                                           ===========     ===========     ===========     ===========

                           See accompanying notes.
                                    - 4 -

                SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999


                                                      2000          1999

Net cash used in operating activities             $ (504,360)   $ (375,572)

Cash Flows From Investing Activities:
  Additions to software development costs           (138,181)     (151,195)
  Sale (purchases) of property and equipment           8,158        (7,622)
  Net (increase) decrease in other assets                105          (116)
                                                  -----------   -----------
Net cash used in investing activities               (129,918)     (158,933)

Cash Flows From Financing Activities:
  Proceeds from loans from
    shareholders/directors                           200,000        66,000
  Principal payments on note payable to
    shareholder                                       (9,000)       (9,000)
  Principal payments on capital
    lease obligations                                (11,153)       (7,995)
  Proceeds from issuance of Common Stock             410,000       604,000

                                                  -----------   -----------
Net cash provided by financing
  activities                                         589,847       653,005
                                                  -----------   -----------
Increase (decrease) in cash                          (44,431)      118,500

Cash at beginning of period                           47,531        29,188
                                                  -----------   -----------
Cash at end of period                             $    3,100    $  147,688
                                                  ===========   ===========






SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

     During the nine months ended December 31, 2000, short term loans in the amounts of $410,000 were converted to Common Stock.

                         See accompanying notes.

          SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
    NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                NINE MONTHS ENDED DECEMBER 31, 2000

Note 1 - DEFERRED INCOME AND REVENUE RECOGNITION

     Deferred income consists of $23,381 from support contracts to be recognized ratably over the terms of the contracts.

NOTE 2 - STOCKHOLDERS' EQUITY

Common Stock

     During the nine months ended December 31, 2000, one shareholder/director of the Company provided funding to the Company in the amount of $610,000. This shareholder/director received 1,366,667 shares of Common Stock for funding of $410,000 at $.30 per share. The $410,000 was allocated in Stockholders' Equity as 1,366,667 shares of Common Stock at par value $.001 equaling $1,366 and the remaining amount of $408,634 allocated towards additional paid-in capital. The remaining funds of $200,000 are for notes payable on demand at an interest rate of 8% per annum. This shareholder/director agreed to fund any additional cash deficiencies through March 31, 2001, for shares of the Company's Common Stock at $.30 per share.

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

NOTE 4 -   GOING CONCERN CONSIDERATION

     The Company had a net loss of $547,012 for the nine months ended December 31, 2000 and has a net capital deficiency of $969,441 as of December 31, 2000. The Company has experienced losses from operations in the past and continues to experience losses. Based on these conditions, doubt exists about the ability of the Company to continue as a going concern.

          SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
    NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                NINE MONTHS ENDED DECEMBER 31, 2000

     The financial statements for the nine months ended December 31, 2000 do not include adjustments relating to the recoverability and classification of the recorded carrying value of the assets or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     During the first nine months of fiscal 2001 a majority shareholder/director provided funding to the Company in the amount of $610,000 based on the Company's cash deficiencies from operations. In order to continue operations this majority shareholder/director of the Company has committed to provide funding to the Company in the amount of $400,000, based on the Company's projected cash deficiencies for the fiscal 2001, for shares of the Company's Common Stock. If actual cash deficiencies exceed the projected amount, this shareholder/director agreed to fund any additional cash deficiencies through March 31, 2001, with the terms of the additional funding to be determined at such time.

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

Liquidity and Capital Resources

     The Company had a net loss, before income taxes and extraordinary items, of $186,158 and $547,012, and $132,153 and $573,633, for the three and nine months ended December 31, 2000 and 1999, respectively. For the nine months ended December 31, 1999, the Company had an extraordinary gain of $5,491,355 from restructuring debt, which resulted in net income of $5,049,875 for the nine months then ended. The debt restructuring was due to two shareholders/directors of the Company and their related entities converting short term loans totaling $4,789,500 to Common and Preferred Stock. Interest on these loans in the amount of $1,234,789 was forgiven.

     During the nine months ended December 31, 2000, one shareholder/director of the Company provided funding to the Company in the amount of $610,000, $410,000 for 1,366,667 shares of Common Stock and the remaining funds of $200,000 for notes payable on demand at interest rate of 8% annum.

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

     During the three and nine months ended December 31, 2000 and 1999, the Company capitalized $35,322 and $138,181, and $52,544 and $151,195, respectively, of development costs. Amortization of development cost was $21,607 and $83,042, and $29,872 and $99,254, for the three and nine months ended December 31, 2000 and 1999, respectively. The Company anticipates incurring a comparable amount of development costs for fiscal 2001 as compared to fiscal 2000 as the Company continues its efforts for Loss Prevention MAX, Sales and Profit MAX and other business intelligence solutions.

Results of Operations

     The Company had a net loss, before income taxes and extraordinary items, of $186,158 and $547,012, and $132,153 and $573,633, for the three and nine months ended December 31, 2000 and 1999, respectively. For the nine months ended December 31, 1999, the Company had an extraordinary gain of $5,491,355 from restructuring debt, which resulted in net income of $4,917,722 for the six months then ended. Revenues for the three and nine months ended December 31, 2000 and 1999 were $86,113 and $417,168, and
$254,653 and $682,036, respectively, from equipment and software sales and support.

     Amortization of software development costs was $21,607 and $83,042, and $29,872 and $99,254 for the three and nine months ended December 31, 2000 and 1999, respectively. In addition the Company incurred and expensed, research and development costs of $9,506 and $16,981, and $4,159 and $18,746, during the three and nine months ended December 31, 2000 and 1999, respectively, to maintain and improve the existing versions of the StoreKare products.

     Total selling, general and administrative expenses for the nine months ended December 31, 2000 decreased 20% to $761,998 for the nine months ended December 31, 2000 from $957,968 for the nine months ended December 31, 1999. The Company anticipates that total selling general and administrative costs for the remainder of fiscal 2001 will increase slightly from the first nine months of fiscal 2001, as the Company expands its sales staff.

     The Company incurred interest expense of $12,391 and $32,920, and $10,326 and $139,505 during the three and nine months ended

December 31, 2000 and 1999, respectively. Interest expense was incurred on loans from shareholders/directors and their related entities, of $2,224 and $2,224, and $0 and $107,333 during the three and nine months ended December 31, 2000 and 1999, respectively.

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

     Not applicable

Item 3.  Defaults Upon Senior Securities

     Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable

Item 5.  Other Information

     Not applicable

Item 6.  Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended December 31, 2000.

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, SK Technologies Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                    SK Technologies Corporation
                                         (Registrant)

Date: February 13, 2001             /s/ Calvin S. Shoemaker
                              President, Chief Executive Officer



Date: February 13, 2001              /s/ Melvin T. Goldberger
                           Treasurer, Principal Accounting Officer