Form 10KSB
period 2001-03-31
SK TECHNOLOGIES CORP
filed 2001-06-25
CIK 847777

FORM 10-KSB - ANNUAL REPORT

(Mark One)
     [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended March 31, 2001

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

      $477,201

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 15, 2001 was $199,337.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     As of June 15, 2001, 19,644,494 shares of Common Stock, par value $.001 per share, were issued and outstanding.

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

     The Company is also developing and marketing application specific business intelligence solutions that turn existing enterprise transaction data into business summary and trend information. The Company currently markets Loss Prevention MAX and other business intelligence solutions for the retail industry.

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

Business Ventures

     Management believes that aligning the Company with one or more strategic partners will assist in the marketing of its StoreKare products. The Company has entered into formal agreements and/or business alliances with such major companies as ScanSource, International Business Machines Corp. ("IBM") and

CompuRegister, which management believes will increase the Company's visibility in the point-of-sale industry and expand its market share.

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

     Loss Prevention Specialists

     In February 1999 the Company entered into an agreement with Loss Prevention Specialists for consulting services relating to Loss Prevention MAX and other business intelligence solutions.

Research and Development

     The Company continues to develop enhancements and add-on features for its existing StoreKare product line and performs maintenance work when necessary to maintain the high quality of the product. The Company also performs customized product development and product enhancements on a customer funded contract basis for chain store projects and resellers requirements.

     The Company continues to develop and enhance the Loss
Prevention MAX business intelligence solutions for the retail industry.

     Research and development costs expensed in fiscal 2001 and 2000 were approximately $28,000 and $27,000, respectively. The
Company capitalized development costs of approximately $173,000, and $208,000 during fiscal 2001 and 2000, respectively.

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

Marketing

     The Company markets its StoreKare products through resellers of CompuRegister and IBM products. Resellers handle specific geographic regions and provide technical expertise and training to their customers. The Company requires all resellers to attend a three day intensive training class which is offered to resellers at the Company's offices or at the reseller's locations. Additional programs for marketing and technical support are offered to resellers.

     The Company has also aligned itself with several major corporations. Management believes that alliance agreements that the Company has with such corporations as ScanSource, IBM, and CompuRegister will assist in the marketing of its products.

Service and Maintenance

     The Company's ability to provide technical support services to its resellers and users at a high level of quality, quick response and at reasonable rates is required for the Company to effectively market its software.

     The Company warrants that the media on which software programs are sold will be free from defects in materials and workmanship under normal usage for 30 days from the date of delivery. A comprehensive user manual is provided with complete instructions for operation of the StoreKare system. The Company provides 5 day 9 hour telephone support for its software.

Competition

     Management believes that the principal competitive factors in its market are product performance, functionality and reliability, price, user friendliness, product availability, service and support, marketing and promotion. Management of the Company believes it competes favorably in all of these areas.
In addition, management believes that, due to the rapid technological changes and advances in the computer industry generally, and the segment thereof in which the Company operates, another major competitive factor in its market is the ability to achieve technological advances and enhancements comparable to and competitive with those made by others in such industry segment. While the Company believes that it presently competes favorably in this area, no assurances are given that the Company will be able to adequately respond to product obsolescence or effect advances in technology in a manner as to be commercially feasible. The Company's plan for addressing this competitive factor is to utilize industry standard personal computer compatible hardware, and to continue to modify the Company's products to function on revised and/or replacement hardware of manufacturers who are viewed as industry leaders and who command the greatest market share in the point of sale industry. Additionally, the Company has estimated a three year life cycle for each version of a product to be released by the Company. The Company's plan also includes developing on-going upgrades and enhancements (new versions) to its products and releasing such upgrades and enhancements to the market place on an ongoing basis.

     Since the Company's strategy is to provide software products that function on industry standard operating systems (DOS and Windows), standard hardware (including but not limited to IBM and CompuRegister manufactured hardware) and operate in a generic point-of-sale environment, the Company is not dependent upon any one hardware manufacturer. However, the Company is dependent upon certain external applications. First is the operating systems (DOS and Windows) which are owned by Microsoft Corporation ("Microsoft") and sold directly by Microsoft, as well as, licensed by Microsoft to nearly all hardware manufacturers of IBM compatible computers. In view of the perceived stability of Microsoft, as well as, the license rights provided to multiple hardware manufacturers, management of the Company does not view this dependency on Microsoft as a material factor to the continued success of the Company's products. Also the Company is dependent upon the continued distribution and support of the Faircom Corporation's c-tree database manager, r-tree report generator and the ODBC drivers. These products are embedded in certain StoreKare modules.

     The Company's principal competitors in the point-of-sale market include, but are not limited to, ARS, CAM Data, Infocorp, MicroBiz Corp., PSI, RTI, Salepoint, STS, Synchronics and Virtual Systems. Some of these competitors do not sell fully featured point-of-sale systems. While some of the Company's competitors have substantially greater financial, personnel and technological resources than the Company, management believes that its point-of-sale products have several advantages over competing products, including distributed communications capabilities and the support of a wide variety of point-of-sale hardware products from various manufacturers. Additionally, in management's opinion the Company's agreements and relationships with IBM and CompuRegister, as well as its other relationships give the Company a competitive edge in its market.

Copyrights and Licenses

     The Company has not sought patent protection for its products but seeks to maintain its proprietary rights by a combination of copyright and trade secret protection. The Company has obtained statutory copyright protection for its StoreKare software, as well as federal trademark registration for its SK Technologies and StoreKare names.

Personnel

     The Company currently employs 9 persons as follows: executive officers (two persons), customer service (one person), sales and marketing (one person), programming and quality assurance (three persons), administration and finance (one person), and operations (one person). The Company also engages the service of one finance person as needed, on an independent contractor basis. The Company retains additional sales, technical and customer support persons as it deems necessary.

     The Company is not a party to any collective bargaining agreements and believes it has achieved harmonious employee relations.


ITEM 2.     DESCRIPTION OF PROPERTY:

     The Company's principal executive offices are located at 500 Fairway Drive, Suite 104, Deerfield Beach, Florida 33441 where the Company occupies 7,029 square feet of office space which is leased from an unrelated entity, for $10,170 per month through January 2002, pursuant to a lease which expires January 31, 2002. This amount includes rent of $6,285 per month and additional charges for the Company's allocated share of expenses for 2001. The expense allocation is adjusted annually. This office space is suitable for the Company's current needs.

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

                                         Common Stock
                                     High           Low

April 1, 1999 -
 June 30, 1999                     $ 0.28125       $ 0.O3125

July 1, 1999 -
 September 30, 1999                $ 0.1875        $ 0.09375

October 1, 1999 -
 December 31, 1999                 $ 0.25          $ 0.16

January 1, 2000 -
 March 31, 2000                    $ 0.40          $ 0.16

April 1, 2000 -
 June 30, 2000                     $ 0.45          $ 0.13

July 1, 2000 -
 September 30, 2000                $ 0.15          $ 0.09

October 1, 2000
 December 31, 2000                 $ 0.12          $ 0.06

January 1, 2001
 March 31, 2001                    $ 0.09          $ 0.06

April 1, 2001
 June 15, 2001                     $ 0.09          $ 0.03

     On June 15, 2001, the closing bid price on the OTC Bulletin
Board of the Common Stock was $.04.

     As of June 15, 2001, Common Stock was held by approximately
500 shareholders of record. The Company, however, believes that the number of beneficial owners of its securities to be in excess of such number.

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

     The Company is also developing and marketing application specific business intelligence solutions software using interactive data mining techniques to explore transaction trends, patterns, comparisons and exceptions. The Company currently markets Loss Prevention MAX business intelligence solutions for the retail industry.

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

Liquidity and Capital Resources

     The Company had a net loss of $765,650 for the fiscal year ended March 31, 2001. During fiscal 2000, the Company had an extraordinary gain of $5,491,355 from restructuring debt, which resulted in net income of $4,623,340 for the year then ended. The debt restructuring was due to two shareholders/directors of the Company and their related entities converting short term loans totaling $4,789,500 to Common and Preferred Stock. Interest on these loans in the amount of $1,234,789 was forgiven.

     The Company's cash decreased from $47,531 at March 31, 2000 to $23,042 at March 31, 2001. The working capital deficiency increased from $(906,219) at March 31, 2000 to $(1,330,544) at
March 31, 2001. The increase in the working capital deficiency was mainly due to the receipt of loans totaling $430,000 during fiscal 2001 from one shareholder/director of the Company and the accrued interest, on the loans from this shareholder/director, of $8,770 during fiscal 2001.

     During fiscal 2001, one shareholder/director of the Company provided funding to the Company in the amount of $840,000, $410,000 for 1,366,667 shares at $.30 per share of Common Stock and the remaining funds of $430,000 for notes payable on demand at interest rate of 8% annum.

     As of June 15, 2001, one shareholder/director has provided funding to the Company in the amount of $145,000 for cash deficiencies in the fiscal 2002. There is no guarantee or commitment that the shareholder/director will provide additional funding to meet actual cash deficiencies for the remainder of fiscal 2002.

     At March 31, 2001 and 2000, the Company's capitalized expenditures for development were $740,673 and $567,859, respectively; accumulated amortization was $287,246 and $185,956 at March 31, 2001 and 2000, respectively. The Company capitalized development costs of $172,814 and $208,185 during fiscal 2001 and 2000, respectively. The Company anticipates incurring a comparable amount of development costs for fiscal 2002 as compared to fiscal 2001 as the Company continues its efforts for Loss Prevention MAX and possibly other business intelligence solutions.

Results of Operations

     For the years ended March 31, 2001 and 2000, the Company reported a net loss, before income taxes and extraordinary items of $765,650 and $868,015. During fiscal 2000, the Company had an extraordinary gain of $5,491,355 from restructuring debt, which resulted in net income of $4,623,340 for the year then ended. Revenues from equipment and software sales and support were $477,201 and $781,137 for fiscal 2001 and 2000, respectively.

     Amortization of software development costs was $101,290 and $129,976 for fiscal 2001 and 2000, respectively. In addition, the Company incurred and expensed, research and development costs of $28,173 and $26,679 for fiscal 2001 and 2000, respectively, to maintain and improve the existing versions of StoreKare products.

     Total selling, general and administrative expenses for fiscal 2001 decreased about 23% from fiscal 2000. This decrease was due to a reduction in payroll and the related reduction in certain administrative expenses. The Company anticipates that total selling, general and administrative expenses will decrease slightly during fiscal 2002.

     The Company incurred interest expense of $49,432 and $149,799 during fiscal 2001 and 2000, respectively. Interest expense was incurred on loans from shareholders/directors and their related entities of $8,770 and $113,167 during fiscal 2001 and 2000, respectively.

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

ITEM 7.     FINANCIAL STATEMENTS

            SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          Page


     Report of Independent Certified Public Accountants -
          Berkovits, Lago & Company, LLP                  F-1

     Consolidated Balance Sheet
          March 31, 2001                                  F-2-3

     Consolidated Statements of Operations
          Years Ended March 31, 2001 and 2000             F-4-5

     Consolidated Statements of Capital Deficiency
          Years Ended March 31, 2001 and 2000             F-6

     Consolidated Statements of Cash Flows
          Years Ended March 31, 2001 and 2000             F-7-8

     Notes to Consolidated Financial Statements
          March 31, 2001 and 2000                         F-9-22

REPORT OF INDEPENDENT AUDITORS


To the Stockholders and Directors
SK Technologies Corporation and its Subsidiaries

We have audited the accompanying consolidated balance sheet of SK Technologies Corporation and its Subsidiaries ("the Company") as of March 31, 2001, and the related consolidated statements of operations, capital deficiency, and cash flows for each of the two years in the period ended March 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SK Technologies Corporation and its Subsidiaries at March 31, 2001, and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 31, 2001, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt as to the ability of the Company to continue as a going concern. Management's plans with regard to these maters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Berkovits, Lago & Company, LLP
May 23, 2001

            SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET
                           MARCH 31, 2001

                               ASSETS



Current Assets:
  Cash                                               $   23,042
  Trade accounts receivable, net of
    allowance for doubtful accounts
    of $31,122                                            3,206
  Inventories                                            19,696
                                                     ----------
     Total Current Assets                                45,944

Property and Equipment, Net                              37,938

Other Assets:
  Software development costs, net
    of accumulated amortization
    of $287,246                                         453,427
  Other, net                                             19,811
                                                     ----------
    Total Other Assets                                  473,328
                                                     ----------
                                                     $  557,120
                                                     ==========












                  (Continued on following page.)

            SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEET (CONT'D)
                           MARCH 31, 2001


                 LIABILITIES AND CAPITAL DEFICIENCY


Current Liabilities:
  Accounts payable                                   $   24,377
  Accrued expenses                                       88,413
  Due to shareholders/officers/directors                802,070
  Current portion of capital lease obligations            3,921
  Current portion of notes payable to shareholder        12,000
  Loans payable to shareholder/director                 430,000
  Deferred income                                        15,707
                                                     ----------
    Total Current Liabilities                         1,376,488

Notes payable to shareholder, less current portion      364,000

Capital lease obligations, less current portion           4,712

Capital Deficiency:
  Preferred Stock, $.001 par
    value, 5,000,000 shares authorized:
      1,000,000 shares designated as
        convertible Series B Preferred Stock,
        396,066 shares issued and
        outstanding                                         396
      3,000 shares designated as Series D
        Preferred Stock, 793 shares issued
        and outstanding                                       1
  Common Stock, $.001 par value, 25,000,000
    shares authorized, 19,644,494 shares
    issued and outstanding                               19,644
  Additional paid-in capital                         13,840,737
  Accumulated deficit                               (15,048,858)
                                                     ----------
    Capital Deficiency                               (1,188,080)
                                                     ----------
                                                     $  557,120
                                                     ==========


  The accompanying notes are an integral part of the financial statements.

               SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED MARCH 31, 2001 AND 2000

                                                  2001              2000

Revenues:
  Equipment, software sales and
    support                                 $   477,201       $   781,137

Cost of Revenues:
  Cost of equipment sold                         73,211            68,940
  Amortization of software
    development costs                           101,290           129,976
  Research and development expense               28,173            26,679
                                            -----------       -----------
                                                202,674           225,595
                                            -----------       -----------
                                                274,527           555,542
Selling, General and Administrative
Expenses:
  Compensation and payroll taxes                708,350           920,459
  Other selling, general and
    administrative expenses                     282,894           366,976
                                            -----------       -----------
                                                991,244         1,287,435
                                            -----------       -----------
Operating Loss                                 (716,717)         (731,893)

Other (Expenses) Income:
  Gross profit on installment sale                    -            16,045
  Interest expense                              (49,432)         (149,799)
  Other, net                                        499            (2,368)
                                            -----------       -----------
    Total Other Expenses                        (48,933)         (136,122)
                                            -----------       -----------
Loss Before Income Taxes and
  Extraordinary Item                           (765,650)         (868,015)

Income tax benefit                                    -           347,206
                                            -----------       -----------
Loss Before Extraordinary Item                 (765,650)         (520,809)



                       (Continued on following page)

               SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS (CONT'D)
                    YEARS ENDED MARCH 31, 2001 AND 2000

                                                2001              2000

Extraordinary Item: Gain from
  restructuring of debt (net of
  income taxes of $2,196,542)                 $       -        $3,294,813

Benefit from utilization of net
  operating loss carryforwards                        -         1,849,336
                                             ----------        ----------
Net (Loss) Income                             $(765,650)       $4,623,340
                                             ==========        ==========
Basic (Loss) Earnings Per
  Common Share
    Loss before extraordinary item           $     (.04)       $     (.04)
    Extraordinary income (net, plus
      tax benefit)                                    -               .37
                                             ----------        ----------
  Net (Loss) Income Per Common
    Share                                    $     (.04)       $      .33
                                             ==========        ==========

Diluted (Loss) Earnings Per
  Common Share
    Loss before extraordinary item           $     (.04)       $     (.04)
    Extraordinary income (net, plus
      tax benefit)                                    -               .37
                                             ----------        ----------
Net (Loss) Income Per Common
  Share                                      $     (.04)       $      .33
                                             ==========        ==========
Weighted Average Number of
  Common Shares Outstanding                  19,164,676        13,775,054
                                             ==========        ==========








The accompanying notes are an integral part of the financial statements.

               SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CAPITAL DEFICIENCY
                   YEARS ENDED MARCH 31, 2001 AND 2000

                         Series D        Series B
                     Preferred Stock  Preferred Stock      Common Stock
                     Shares  Amount   Shares   Amount    Shares    Amount
Balance at
  March 31, 1999          -    $  -   454,399    $454   6,357,828   $6,358

Conversion of
  Preferred Stock
  to Common Stock         -       -   (58,333)    (58)     58,333       58

Issuance of Series
  D Preferred Stock
  pursuant to
  conversion of loans
  from shareholders/
  directors             793       1         -       -           -        -

Issuance of Common
  Stock pursuant to
  conversion of loans
  from shareholders/
  directors               -       -         -       -   6,661,666    6,662

Issuance of
  Common Stock            -       -         -       -   5,200,000    5,200

Net income - Includes
  extraordinary gain of
  $5,491,355 from
  conversion of loans
  to Preferred and
  Common Stock and
  forgiveness of debt     -       -         -       -           -        -
                       ____    ____   _______    ____  __________  _______
Balance at
  March 31, 2000        793       1   396,066     396  18,277,827   18,278

Issuance of
  Common Stock            -       -         -       -   1,366,667    1,366

Net loss                  -       -         -       -           -        -
                       ____    ____   _______    ____  __________  _______
Balance at
  March 31, 2001        793    $  1   396,066    $396  19,644,494  $19,644
                       ====    ====   =======    ====  ==========  =======




                           Additional
                            Paid-In         Accumulated        Capital
                            Capital           Deficit         Deficiency
Balance at
  March 31, 1999          $12,117,031      $(18,906,548)     $(6,782,705)

Conversion of
  Preferred Stock
  to Common Stock                   -                 -                -

Issuance of Series
  D Preferred Stock
  pursuant to
  conversion of loans
  from shareholders/
  directors                         -                 -                1

Issuance of Common
  Stock pursuant to
  conversion of loans
  from shareholders/
  directors                   526,272                 -          532,934

Issuance of
  Common Stock                788,800                 -          794,000

Net income - Includes
  extraordinary gains of
  $5,491,355 from
  conversion of loans
  to Preferred and
  Common Stock and
  forgiveness of debt               -         4,623,340        4,623,340
                          ___________      _____________     ____________
Balance at
  March 31, 2000           13,432,103       (14,283,208)        (832,430)

Issuance of
  Common Stock                408,634                 -          410,000

Net loss                            -          (765,650)        (765,650)
                          ___________      _____________     ____________
Balance at
  March 31, 2001          $13,840,737      $(15,048,858)     $(1,188,080)
                          ===========      =============     ============



The accompanying notes are an integral part of the financial statements.

                SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED MARCH 31, 2001 AND 2000

                                                    2001           2000
Cash Flows From Operating Activities:
  Net (loss) income                               $(765,650)   $4,623,340
  Adjustments to reconcile net (loss) income to
    net cash used in operating activities:
      Extraordinary gain                                  -    (5,491,355)
      Depreciation                                   22,379        26,052
      Amortization                                  101,290       129,976
      Disposal of fixed assets                          318         6,707
  Changes in operating assets and liabilities:
      Trade accounts receivable                       5,061        (2,202)
      Inventories                                     1,831         3,873
      Installment accounts receivable                     -        20,000
      Accounts payable                               (4,029)      (16,171)
      Accrued expenses                              (15,447)        1,606
      Due to shareholders/directors                   8,670       107,226
      Deferred income                               (20,462)        3,808
      Deferred gross profit on installment sale           -       (16,045)
                                                   ---------     ---------
        Net cash (used in) operating activities    (666,039)     (603,185)

Cash Flows From Investing Activities:
  Purchases of property and equipment                (2,458)       (7,622)
  Additions to software development costs          (172,814)     (208,186)
  Net decrease (increase) in other assets               529          (116)
                                                   ---------     ---------
    Net cash (used in) investing activities        (174,743)     (215,924)

Cash Flows from Financing Activities:
  Proceeds from loans from shareholders/directors   430,000        66,000
  Principal payments on capital lease obligations   (11,707)      (10,548)
  Principal payments on note payable to shareholder (12,000)      (12,000)
  Proceeds from issuance of Common Stock            410,000       794,000
                                                    --------      --------
      Net cash provided by financing activities     816,293       837,452
                                                    -------       --------
      (Decrease) increase in cash                   (24,489)       18,343

Cash at beginning of year                            47,531        29,188
                                                    --------      --------
Cash at end of year                                  23,042       $47,531
                                                    ========      ========
Supplemental disclosure of cash flow information:
  Cash paid for interest                            $40,762       $42,572
                                                    ========      ========
                     (Continued on following page.)

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CASH FLOWS (CONT'D)
               YEARS ENDED MARCH 31, 2001 AND 2000


Supplemental Schedule of Non-Cash Investing and Financing
Activities

     During fiscal 2001 and 2000, the Company entered into capitalized lease obligations amounting to $0 and $21,454 respectively.
















  The accompanying notes are an integral part of the financial
  Statements.

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2001 AND 2000

NOTE 1 -   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
           ACCOUNTING POLICIES

Basis of Presentation

     SK Technologies Corporation (the "Parent"), and its wholly owned subsidiaries (collectively "the Company"), is engaged in developing and marketing retail store management software for the specialty retail industry. The Company's StoreKare product family is a modular system of information technology products. The Company is also developing and marketing application specific business intelligence solutions software using interactive data mining techniques to explore trends, patterns, comparisons and exceptions. The Company currently markets Loss Prevention MAX and other business intelligence solutions for the retail industry.

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

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2001 AND 2000

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

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2001 AND 2000

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

Deferred Income and Revenue Recognition

     Deferred income consists of $15,707 from support contracts to be recognized ratably over the terms of the contracts.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2001 AND 2000

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

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2001 AND 2000

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

NOTE 2 -   GOING CONCERN CONSIDERATION

     The Company had a net loss of $765,650 for the fiscal year ended March 31, 2001 and has a net capital deficiency of $1,188,080 as of March 31, 2001. The Company has experienced losses from operations in the past and continues to experience losses. Based on these conditions, doubt exists about the ability of the Company to continue as a going concern.

     The financial statements for the year ended March 31, 2001 do not include adjustments relating to the recoverability and classification of the recorded carrying value of the assets or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     During fiscal 2001 a majority shareholder/director provided funding to the Company in the amount of $840,000 based on the Company's cash deficiencies from operations. As of June 15, 2001, one shareholder/director has provided funding to the Company in the amount of $145,000 for cash deficiencies in the fiscal 2002. There is no guarantee or commitment that the shareholder/director will provide additional funding to meet actual cash deficiencies for the remainder of fiscal 2002.

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2001 AND 2000

NOTE 3 -   PROPERTY AND EQUIPMENT

     At March 31, 2001 property and equipment consists of the following:

                                                       Useful
                                                    Life (years)
Furniture and equipment                $206,046         5-10
Leasehold improvements                    3,669            5
                                     ----------
                                        209,715
Less accumulated depreciation
  and amortization                     (171,777)
                                     ----------
                                       $ 37,938
                                     ==========

     During fiscal 2001, the Company did not enter into any capitalized lease obligations. Included in furniture and equipment at March 31, 2001 is $13,109 under capital leases, which is net of accumulated amortization of $5,618.

     The Company leases 7,029 square feet of office space from an unrelated entity for $10,170 per month through January 2002, pursuant to a lease which expires January 31, 2002. This amount includes rent of $6,285 per month. The expense allocation is adjusted annually. Rental expenses were $119,180 and $113,922 in fiscal 2001 and 2000, respectively.

     Future minimum lease payments under noncancellable operating leases at March 31, 2001 are as follows:

          Fiscal Year    Minimum Payment

            2002            $ 108,946
                            =========

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2001 AND 2000

NOTE 4 -   SOFTWARE DEVELOPMENT COSTS

     The Company released version 3.4 of its retail product, during the third quarter of fiscal 2000 and continues to develop its business intelligence applications.

     The Company capitalized approximately $173,000, and $208,000 of software development costs during fiscal 2001 and 2000, respectively.

     Amortization of StoreKare software development costs was approximately $101,000 and $130,000 during fiscal 2001 and 2000, respectively.

NOTE 5 -   CAPITALIZED LEASE OBLIGATIONS

     Certain equipment is leased under capital lease agreements expiring through fiscal 2004 and are included in furniture and equipment. Future minimum commitments by year under noncancellable capital leases at March 31, 2001 are as follows:

                          Year Ended
                           March 31                 Amount

                              2002                   4,884
                              2003                   4,704
                              2004                   1,176
                                                    ------
          Total minimum lease payments              10,764

          Less: Amount representing
            interest (12%)                          (2,131)
                                                    ------
          Present value of net minimum
            lease payments                           8,633
          Less: current portion                      3,921
                                                    ------
          Long-term portion of capital
            lease obligations                     $  4,712
                                                    ======

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2001 AND 2000

NOTE 6 -   CAPITAL DEFICIENCY

Common Stock

     During fiscal 2001 one shareholder/director of the Company provided funding to the Company in the amount of $840,000, $410,000, for 1,366,667 shares at $.30 per share of Common Stock and the remaining funds of $430,000 for notes payable on demand at interest rate of 8% annum.

     The number of shares of Common Stock reserved for future issuance at March 31, 2001 is summarized as follows:

                                       2001

Common Stock Purchase Warrants        490,073
Stock Options                       3,775,000
Convertible Preferred Stock           399,066
                                    ---------
                                    4,664,139
                                    =========

     At March 31, 2001 there were 490,073 private warrants outstanding, which were issued pursuant to a private offering in 1993. Such warrants are convertible into 490,073 shares of Common Stock at a conversion price of $1.00 per share and were extended to expire in March 2002.

NOTE 7 -   RELATED PARTY TRANSACTIONS

     Pursuant to a May 1993 agreement between the Company and Fundamental Management Corp. ("Fundamental"), a fee of $25,000 was approved to be paid in installments to Fundamental based on the amount of proceeds received from the 1993 Preferred Stock offering. The first installment of $8,333 was paid in May 1993 and $16,667 is included in accounts payable due to shareholders/officers/directors, at March 31, 2001.

     Pursuant to a May 1993 Consulting agreement between the Company and Capital Hill Group Inc. ("CHG"), the Company incurred consulting fees to CHG of $5,550 per month, for a total of $236,500 through December 1996 when the agreement terminated.

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2001 AND 2000

Of this amount $225,500 has been accrued to date and is included in accounts payable due to shareholders/officers/directors at March 31, 2001.

     In connection with the Finder's agreement between the Company and CHG the Company accrued finders fees of $493,000 through December 1996 which is included in accounts payable due to shareholders/officers/directors at March 31, 2001.

NOTE 8 -   INCOME TAXES

     For the year ended March 31, 2001 no provision or (credit) for income taxes has been provided for in the accompanying consolidated financial statements because realization of such income tax benefits cannot be reasonably assured. The Company will recognize the benefit from such carryforward losses in the future, if and when they are realized, in accordance with applicable provisions of accounting principles for income taxes.

     At March 31, 2001 the Company has net operating loss carryforwards of approximately $14 million that can be used to offset future taxable income, that expire in the years 2007 through 2021. In fiscal 1995, the Company had ownership changes as defined under Internal Revenue Code Section 382 (Section
382). As such, the availability to utilize the net operating losses that existed as of this ownership change is limited.

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

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2001 AND 2000

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

     As of March 31, 2001, there were 1,600 options outstanding pursuant to the 1990 Option Plan which were exercisable at $30.00 per share.

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

     The 1995 Option Plan is also intended to qualify as an "Incentive Stock Option Plan" under Section 422A of the Internal Revenue Code. Under the 1995 Option Plan, ISOs may be granted at not less than 100 percent of the fair market value of the Company's Common Stock as determined by the Board of Directors on the date of grant (110% of fair market value for 10% or greater shareholders) and options granted to any one participant may not exceed $100,000 in aggregate fair market value (determined at the time the ISO is granted), per year. Options must be granted within ten (10) years from the adoption of the 1995 Option Plan and exercised within five (5) years from the date of grant. The options issued pursuant to the 1995 Option Plan may be ISOs, options which are not ISOs ("NSOs"), or reload options, (as defined). On October 31, 1996 the 1995 Option Plan was approved by a majority of the shareholders of the Company. In July 1997 and February 2000, the Company filed registration statements on Form S-8, with the Securities Exchange Commission, to register 1,400,000 and 2,300,000 shares of Common Stock which

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2001 AND 2000

may be purchased pursuant to the exercise of options under the 1995 Option Plan. As of March 31, 2001, 1,747,500 options granted pursuant to this plan are ISOs and 200,000 options granted pursuant to the plan are NSOs.

     During fiscal 2001 and 2000 options for 0 and 201,500 shares of Common Stock were granted to employees and 0 and 1,240,000 were issued to officers and directors, respectively. Such options are exercisable at $.32 per share and expire through January 2005, five years from the date of grant. As of March 31, 2001, there are options for 1,947,500 shares of Common Stock outstanding of which 1,236,504 are exercisable.

Other Stock Options

     As of March 31, 2001 other stock options of 25,000 were outstanding. Such options expire through 2002. As of March 31, 2001, 25,000 of the other stock options are fully vested.

Stock Based Compensation

     As required by Statement No. 123, pro forma information regarding net loss and loss per share has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002; risk-free rate of return of 5.00%; dividend yield of 0.000%; volatility factor of the expected market price of the Company's Common Stock of 1.39% and a weighted-average expected life of the options of two to five years.

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

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2001 AND 2000

opinion, do not necessarily provide a reliable single measure of the fair value of its stock options.

Information regarding stock options for the years ended March
31, 2001 and March 31, 2000 is summarized as follows:


                                                Weighted Average
                                  Number of      Exercise Price
                                   Shares           Per Share

Outstanding at March 31, 1999     1,045,600           $ .37
Exercised                                 -           $   -
Expired                                   -           $   -
Forfeited                                 -           $   -
Cancelled                            (5,000)          $   -
Granted                           1,441,500           $ .19
                                 ----------
Outstanding at March 31, 2000     2,482,100           $ .34
Exercised                                 -           $   -
Expired                                   -           $   -
Forfeited                                 -           $   -
Cancelled                          (508,000)          $ .08
Granted                                   -           $   -
                                 ----------
Outstanding at March 31, 2001     1,974,100           $ .35
                                 ==========
Exercisable at March 31, 2001     1,263,104           $ .23
                                 ==========
Reserved for future option
  grants at March 31, 2001        1,800,900
                                 ==========

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2001 AND 2000

     For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's 2001 and 2000 pro forma information follows:
                                     2001              2000

   Net (Loss) Income              $ (913,330)      $ 4,504,596
                                  ==========       ============
   Net (Loss) Income Per
     Common Share                 $ (.05)          $    .33
                                  ==========       ============

     The 2001 and 2000 pro forma effect on net loss is not necessarily representative of the effect in the future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

     The exercise price of options outstanding at March 31, 2001 ranged between $.32 and $30.00.

NOTE 10 -   401(K) PROFIT SHARING PLAN

     The Company adopted a 401(K) Profit Sharing Plan (the "401(K) Plan") effective January 1, 1995. All employees are eligible to participate in the 401(K) Plan once they have satisfied the eligibility requirements which are as follows: employees must be 21 years of age and have completed 3 months of service with the Company. The 401(K) Plan is currently funded by employee contributions plus effective January 1, 2000 the Company contributes 1/2 of 1% of gross wages, for participating employees. Employees may elect to contribute up to, the lesser of, 15% of their salary or $10,500 for 2001, as adjusted to reflect annual federal cost of living increases, or such lesser amount as determined by discrimination tests for the plan.

NOTE 11 -   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments:

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2001 AND 2000

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

     The carrying amounts and fair values of the Company's significant financial instruments at March 31, 2001 are as follows:

                                   Carrying
                                    Amount            Fair Value

Cash and cash                      $ 23,042            $ 23,042
 equivalents

Note payable to shareholder         376,000             376,000

Loan payable to shareholder/
 director                           430,000             430,000

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE



                            PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE
            EXCHANGE ACT

     The following persons are the directors and executive officers of the Company as of March 31, 2001. All directors are elected by the shareholders to serve until the next meeting of shareholders or until their successors are duly elected and qualified. Officers are elected by the Board of Directors to serve at the pleasure of the Board.


       Name                   Age            Position

Calvin S. Shoemaker            60      President/Chief Executive
                                       Officer/Director

Melvin T. Goldberger           81      Treasurer/Director

Roger N. Oesterling            58      Executive Vice President/
                                       Secretary

Gary S. Spirer                 56      Director

David H. Peipers               44      Director

C. Shelton James               61      Director


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

     Melvin T. Goldberger - Mr. Goldberger has been an officer of the Company since July 1993 and a director since January 1994. Mr. Goldberger has been President of Seventh Investment Bancing Corp. since 1972 to date and is also the President of MTG Development Inc. From 1968 through 1971 he was Chairman of the Board of Vector Company. Mr. Goldberger is presently Chairman of the Board of Mae Volen Senior Citizen Center. He is also Lifetime Honorary Treasurer and Board Member of the Florida Philharmonic Orchestra. Mr. Goldberger earned a Bachelor of Science degree from Ohio State University.

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

     David H. Peipers - Mr. Peipers was elected as a director of the Company on May 13, 1993. Among other activities, Mr. Peipers is President of Thorn Tree Management, LLC, an investment firm dealing with securities and venture capital. He also has been a general partner of the Winsome Limited Partnership and Cornerhouse Limited Partnership, which make long term investments in the securities of both public and private companies, since 1989. Until its sale to Liz Claiborne Inc. in 1999, Mr. Peipers served as chairman of Segrets Inc., a women's sportswear manufacturer selling primarily under the label Sigrid Olsen. Mr. Peipers holds an A.B. from Harvard University (1978) and a J.D. from Harvard Law School (1981).

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

ITEM 10.     EXECUTIVE COMPENSATION:

     The following tables set forth executive compensation for the last three fiscal years, stock awards and stock option values for the fiscal 2001.
                                Annual Compensation

                                                 Other Annual
Name and            Fiscal    Salary     Bonus    Compensa-
Position             Year       ($)       ($)     tion ($)

Calvin Shoemaker     1999     75,000     12,636         0
President/Chief      2000     75,000     13,072         0
Executive Officer    2001     75,000      7,615         0

All executive
Officers as a        1999    273,115     39,258         0
Group (two           2000    275,750     40,670         0
persons)             2001    152,500     13,960         0

                               Long Term Compensation

                               Awards           Payouts
                   Restricted                              All
                     Stock        Options/      LTIP     Other
Name and            Awards         SARs       Payouts  Compensa-
Position          (# Shares)(1)     (#)  (2)    ($)     tion $)

Calvin Shoemaker            0             0        0          0
President/Chief             0       600,000        0          0
Executive Officer           0             0        0          0

All Executive
Officers as a               0             0        0          0
Group (two                  0     1,240,000        0          0
Persons)                    0             0        0          0

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

                                   Option/SAR Grants in Fiscal 2001


                                           Individual Grants

                                                     % of Total Options/
                          Number of Securities       SARs Granted to
                          Underlying Options/        Employees in Fiscal       Exercise or Base Price       Expiration
Name                      SARs Granted (#) (1)       Year                      ($/SH)                       Date
Calvin Shoemaker
President/Chief
Executive Officer         0                          0


              (1)  No options were granted to Executive Officers in fiscal 2001.


                                Aggregated Option/SAR Exercises in Fiscal 2001
                                     And March 31, 2001 Option/SAR Values

                                                                          Number of                     Value of
                                                                          Securities                    Unexercised
                                                                          Underlying                    In-the-Money
                                                                          Unexercised                   Options/
                                                                          Options/SARs at               SARs at March 31,
                                                                          March 31, 2001(#)             2001 ($)

                          Shares Acquired            Value                Exercisable/                  Exercisable/
Name                      on Exercise (#)            Realized             Unexercisable                 Unexercisable
Calvin Shoemaker
President/Chief
Executive Officer         0                          0                    600,000/400,000               0/0

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT:

     The following table sets forth, as of June 15, 2001, certain information regarding the amount and percentage of Common and Preferred Stock beneficially owned by each person known by the Company to own more than five percent of its outstanding Common and Preferred Stock, each director of the Company and all officers and directors as a group.

                                   Amount of
Name and Address                   Beneficial         Percentage
Beneficial Owner of               Ownership of         of Voting
Identity of Group                 Common Stock        Securities

Calvin S. Shoemaker(4)(6)              80,091            0.38%
500 Fairway Drive, Suite 104
Deerfield Beach, FL 33441

Gary S. Spirer(1)                     106,300            0.51%
50 Main Street
White Plains, NY 10606

Capital Hill Group                      3,945            0.02%
Gary Spirer, President
50 Main Street
White Plains, NY 10606

David H. Peipers(1)(3)              3,196,064           15.34%
888 Seventh Avenue
New York, NY 10106

Cornerhouse Ltd. Ptshp.(3)          6,217,201           29.84%
David Peipers, G.P.
888 Seventh Avenue
New York, NY 10106

Winsome Ltd. Ptshp(3)               5,982,131           28.71%
David Peipers, G.P.
888 Seventh Avenue
New York, NY 10106

C. Shelton James(1)                   105,973            0.51%
310 E. Royal Palm Road
Boca Raton, FL 33432

Melvin Goldberger(1)(2)                20,333            0.10%
1599 N.W. 9th Avenue
Boca Raton, FL 33486

Seventh Investment
  Bancing Corp.(2)                     93,760            0.45%
Melvin Goldberger, President
1599 N.W. 9th Avenue
Boca Raton, FL 33486

All Directors and
Executive Officers as
a Group (6 persons) (5)            15,850,138           76.08%

____________________________

(1)	Stock options were granted to four directors of the Company
      from August 1996 through January 2000. Each director received options for 50,000 shares of Common Stock at an exercise price of $.32 per share. These are not included above.

(2)	Includes 103,060 shares of Common Stock and 11,033 shares
      of Preferred Stock (held by Melvin Goldberger, trustee for the Grace Goldberger Trust).

(3)	Includes 14,419,062 shares of Common Stock and 183,334
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

(6)	Stock options were granted to Calvin Shoemaker from August
      1996 through June 1999.  Mr. Shoemaker received options for
      1,000,000 shares of Common Stock at an exercise price of $.32 per share. These are not included above.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

     Pursuant to a May 1993 agreement between the Company and Fundamental Management Corp. ("Fundamental"), a fee of $25,000 was approved to be paid in installments to Fundamental based on the amount of proceeds received from the 1993 Preferred Stock offering. The first installment of $8,333 was paid in May 1993 and $16,667 is included in accounts payable due to shareholders/officers/directors, at March 31, 2001.

     Pursuant to a May 1993 Consulting agreement between the Company and Capital Hill Group Inc. ("CHG"), the Company incurred consulting fees to CHG of $5,550 per month, for a total of $236,500 through December 1996 when the agreement terminated. Of this amount $225,500 has been accrued to date and is included in accounts payable due to shareholders/officers/directors at March 31, 2001.

     In connection with the Finder's agreement between the Company and CHG the Company accrued finders fees of $493,000 through December 1996 which is included in accounts payable due to shareholders/officers/directors at March 31, 2001.

     During fiscal 2001, one shareholder/director of the Company provided funding to the Company in the amount of $840,000, $410,000 for 1,366,667 shares at $.30 per share of Common Stock and the remaining funds of $430,000 for notes payable on demand at interest rate of 8% annum:


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
               Rights and Limitations Series B Convertible
               Redeemable Preferred Stock dated March 23, 1993 is incorporated by reference to the 1993 10-KSB.

       4.4 Certificate of Designation of Preferences Rights and Limitations Series D Redeemable Preferred
               Stock is incorporated herein by reference to the 2000 10-KSB.

       10.1	   May 13, 1993 Financial Consulting Agreement
               between the Registrant and Capital Hill Group, Inc. ("Financial Consulting Agreement") is incorporated herein by reference to the 1991 10-K.

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


  (b)  Reports on Form 8-K

       The Company did not file any reports on Form 8-K during the three months ended March 31, 2001.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SK Technologies Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SK TECHNOLOGIES CORPORATION,
                             a Delaware corporation


Date:  June 25, 2001         By:  /s/ Calvin S. Shoemaker
                                  Calvin S. Shoemaker, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature                     Title                  Date


/s/ Calvin S. Shoemaker     President/Chief        June 25, 2001
Calvin S. Shoemaker         Executive Officer/
                            Director

/s/ Melvin T. Goldberger    Treasurer/Director/    June 25, 2001
Melvin T. Goldberger        Principal Accounting
                            Officer

/s/ C. Shelton James        Director               June 25, 2001
C. Shelton James

/s/ David H. Peipers        Director               June 25, 2001
David H. Peipers

Gary Spirer                 Director