Form 10QSB
period 2001-06-30
SK TECHNOLOGIES CORP
filed 2001-08-13
CIK 847777

FORM 10-QSB - QUARTERLY REPORT
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001

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

      500 Fairway Drive, Suite 104, Deerfield Beach, FL 33441
  ------------------------------------------------------------
              (Address of principal executive offices)

                          (954) 418-0101
   ------------------------------------------------------------
         (Issuer's telephone number, including area code)

                          Not applicable
  ----------------------------------------------------------
       (Former name, former address and former fiscal year,
                   if changed since last report)

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

     Common Stock, $.001 Par Value = 19,077,827 shares as of
     August 6, 2001.

                    SK TECHNOLOGIES CORPORATION

                               INDEX

                            FORM 10-QSB
                THREE MONTHS ENDED JUNE 30,2001


PART I.   FINANCIAL INFORMATION
Page

                   Consolidated Condensed Balance Sheet. . . 1-2 Consolidated Condensed Statements of
                     Operations. . . . . . . . . . . . . . .     3
                   Consolidated Condensed Statements of
                     Cash Flows  . . . . . . . . . . . . . .     4
                   Notes to the Consolidated Condensed
                     Financial Statements. . . . . . . . . .   5-6

          Item 1.  Management's Discussion and Analysis of
                     Financial Condition and Results
                     of Operations . . . . . . . . . . . . .   7-8


PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings . . . . . . . . . . . .     9
          Item 2.  Changes in Securities . . . . . . . . . .     9
          Item 3.  Defaults Upon Senior Securities . . . . .     9
          Item 4.  Submission of Matters to a Vote
                     of Security Holders . . . . . . . . . .     9
          Item 5.  Other Information . . . . . . . . . . . .     9
          Item 6.  Exhibits and Reports on Form 8-K. . . . .     9

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .    10

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEET
                         June 30, 2001

                              ASSETS


Current Assets:
  Cash                                              $  43,598
  Trade accounts receivable, net of
    allowance for doubtful accounts
    of $32,618                                          2,524
  Inventories                                          12,122
  Other current assets                                    204
                                                    ---------
     Total Current Assets                              58,448

Property and Equipment, Net                            33,667

Other Assets:
  Software development costs,
    net of accumulated amortization
    of $311,149                                       471,496
  Other, net                                           19,619
                                                    ---------
    Total Other Assets                                491,115
                                                    ---------
                                                    $ 583,230
                                                    =========

                 (Continued on following page)

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED BALANCE SHEET (CONT'D)
                        June 30,2001

                LIABILITIES AND CAPITAL DEFICIENCY


Current Liabilities:
  Accounts payable                                $    23,894
  Accrued expenses                                     61,472
  Due to shareholders/officers/directors              812,367
  Current portion of notes payable to shareholder      12,000
  Current portion of capital lease obligations          3,769
  Loans payable to shareholder/director               634,000
  Deferred income                                      23,458
                                                  -----------
  Total Current Liabilities                         1,570,960

Notes payable to shareholder, less current portion    361,000

Capital lease obligations, less current portion         3,769

Capital Deficiency:
  Preferred Stock, $.001 par value,
    5,000,000 shares authorized
      1,000,000 shares designated as
        convertible Series B Preferred Stock
        396,066 shares issued and outstanding             396
      3,000 shares designated as Series D
        Preferred Stock, 793 shares issued
        and outstanding                                     1
  Common Stock, $.001 par value, 25,000,000
    shares authorized, 19,644,494 shares
    issued and outstanding                             19,644
  Additional paid-in capital                       13,840,737
  Accumulated deficit                             (15,213,277)
                                                  -----------
    Capital Deficiency                             (1,352,499)
                                                  -----------
                                                  $   583,230
                                                  ===========











The accompanying notes are an integral part of the financial statements.

                SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED JUNE 30, 2001 AND 2000

                                             2001                  2000

Revenues:
  Equipment, software sales and
    Support                              $     80,179         $   217,612

Cost of Revenues:
  Cost of equipment sold                        2,884              63,950
  Amortization of software
    development costs                          23,903              30,716
  Research and development expenses             6,308               3,161
                                         -------------        ------------
                                               33,095              97,827
                                         -------------        ------------
Gross Profit                                   47,084             119,785

Selling, General and Administrative
Expenses:
  Compensation and payroll taxes              122,772             212,435
  Other selling, general and
    administrative expenses                    68,781              81,390
                                          ------------        ------------
                                              191,553             293,825
                                          ------------        ------------
Operating Loss                               (144,469)           (174,040)

Other (Expenses) Income:
  Interest expense                            (19,934)            (10,302)
  Other, net                                      (16)                391
                                          ------------        ------------
Total Other (Expenses) Income                 (19,950)             (9,911)
                                          ------------        ------------
Net loss                                     (164,419)           (183,951)
                                          ============        ============
Basic Loss Per Common Share              $       (.01)        $      (.01)
                                         =============        ============
Diluted Loss Per Common Share            $       (.01)        $      (.01)
                                         =============        ============
Weighted Average Number of
  Common Shares Outstanding                19,664,494          18,286,618
                                         =============        ============








The accompanying notes are an integral part of the financial statements.

               SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                THREE MONTHS ENDED JUNE 30, 2001 AND 2000


                                                      2001          2000

Net cash used in operating activities             $ (137,569)   $ (164,758)

Cash Flows From Investing Activities:
  Additions to software development costs            (41,972)      (58,348)
  Purchases of property and equipment                      -          (795)
  Net (increase) decrease in other assets                192            75
                                                  -----------   -----------
Net cash used in investing activities                (41,780)      (59,068)

Cash Flows From Financing Activities:
  Proceeds from loans from
    shareholders/directors                           204,000             -
  Principal payments on note payable to
    shareholder                                       (3,000)       (3,000)
  Principal payments on capital
    lease obligations                                 (1,095)       (3,718)
  Proceeds from issuance of Common Stock                   -       240,000
                                                  -----------   -----------
Net cash provided by financing
  activities                                         199,905       233,282
                                                  -----------   -----------
Increase in cash                                      20,556         9,456

Cash at beginning of period                           23,042        47,531
                                                  -----------   -----------
Cash at end of period                             $   43,598    $   56,987
                                                  ===========   ===========
Supplemental disclosure of cash flow information:
  Cash paid for interest                          $    9,637    $   10,327
                                                  ===========   ===========















The accompanying notes are an integral part of the financial statements.

         SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
    NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                THREE MONTHS ENDED JUNE 30, 2001

NOTE 1 - INVENTORIES

     During the quarter ending June 30, 2001, the Company wrote off $6,747 of obsolete inventories. Inventories consist of component parts and support materials used in the delivery of Company designed computer systems. Inventories are stated at the lower of cost (first-in, first-out) or market.

Note 2 - DEFERRED INCOME AND REVENUE RECOGNITION

     Deferred income consists of $23,458 from support contracts to be recognized ratably over the terms of the contracts.

NOTE 3 - INCOME TAXES

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

     At March 31, 2001 the Company had net operating loss carryforwards of approximately $14 million that can be used to offset future taxable income, that expire in the years 2007 through 2021. In fiscal 1995, the Company had ownership changes as defined under Internal Revenue Code Section 382 (Section 382). As such, the availability to utilize the net operating losses that existed as of this ownership change is limited.

NOTE 4 - GOING CONCERN CONSIDERATION

     The Company had a net loss of $164,419 for the three months ended June 30, 2001 and has a net capital deficiency of $1,352,499 as of June 30, 2001. The Company has experienced losses from operations in the past and continues to experience losses. Based on these conditions, doubt exists about the ability of the Company to continue as a going concern.

     The financial statements for the three months ended June 30, 2001 do not include adjustments relating to the recoverability and classification of the recorded carrying value of the assets or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     During the first three months of fiscal 2002 a majority shareholder/director provided funding to the Company in the amount of $204,000 based on the Company's cash deficiencies from

            SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
      NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED JUNE 30, 2001

operations. As of August 5, 2001, one shareholder/director has provided funding to the Company in the amount of $255,000 for cash deficiencies in the fiscal 2002. There is no guarantee or commitment that the shareholder/director will provide additional funding to meet actual cash deficiencies for the remainder of fiscal 2002.

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

Liquidity and Capital Resources

     The Company had a net loss of $164,419 and $183,951 for the three months ended June 30, 2001 and 2000, respectively.

     During the three months ended June 30, 2001, one shareholder/director of the Company provided funding to the Company in the amount of $204,000 for note payable on demand at interest rate of 8% annum.

     During the three months ended June 30, 2001 and 2000, the Company's capitalized expenditures for development were $41,972 and $58,348, respectively; accumulated amortization was $23,903 and $30,716, for the three months ended June 30, 2001 and 2000, respectively. The Company anticipates incurring a comparable amount of development costs for fiscal 2002 as compared to fiscal 2001 as the Company continues its efforts for Loss Prevention MAX and possibly other business intelligence solutions.

Results of Operations

     The Company had a net loss of $164,419 and $183,951 for the three months ended June 30, 2001 and 2000, respectively. Revenues for the three months ended June 30, 2001 and 2000 were $80,179 and $217,612, respectively, from equipment and software sales and support.

     Amortization of software development costs was $23,903 and $30,716 for the three months ended June 30, 2001 and 2000, respectively. In addition the Company incurred and expensed, research and development costs of $6,308 and $3,161 during the three months ended June 30, 2001 and 2000, respectively, to maintain and improve the existing versions of the StoreKare products.

     Total selling, general and administrative expenses for the three months ended June 30, 2001 decreased 35% to $191,553 for the three months ended June 30, 2001 from $293,825 for the three months ended June 30, 2000. The Company anticipates that total selling general and administrative costs for the remainder of fiscal 2002 will decrease slightly from the first three months of fiscal 2002.

     The Company incurred interest expense of $19,934 and $10,302 during the three months ended June 30, 2001 and 2000, respectively. Interest expense was incurred on loans from shareholders/directors and their related entities, of $10,322 and $0 during the three months ended June 30, 2001 and 2000.

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

     Not applicable

Item 5.  Other Information

     Not applicable

Item 6.  Exhibits and Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the three months ended June 30, 2001.

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, SK Technologies Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                    SK Technologies Corporation
                                         (Registrant)

Date: August 13, 2001               /s/ Calvin S. Shoemaker
                                President, Chief Executive Officer



Date: August 13, 2001                /s/ Melvin T. Goldberger
                              Treasurer, Principal Accounting Officer