Form 10QSB
period 2001-09-30
SK TECHNOLOGIES CORP
filed 2001-10-17
CIK 847777

FORM 10-QSB - QUARTERLY REPORT
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001

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

     Common Stock, $.001 Par Value = 19,664,494 shares as of
     October 12, 2001.

                    SK TECHNOLOGIES CORPORATION

                               INDEX

                            FORM 10-QSB
                SIX MONTHS ENDED SEPTEMBER 30,2001


PART I.   FINANCIAL INFORMATION
Page

                   Consolidated Condensed Balance Sheet. . . 1-2 Consolidated Condensed Statements of
                     Operations. . . . . . . . . . . . . . .     3
                   Consolidated Condensed Statements of
                     Cash Flows  . . . . . . . . . . . . . .     4
                   Notes to the Consolidated Condensed
                     Financial Statements. . . . . . . . . .   5-7

          Item 1.  Management's Discussion and Analysis of
                     Financial Condition and Results
                     of Operations . . . . . . . . . . . . .   8-9


PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings . . . . . . . . . . . .    10
          Item 2.  Changes in Securities . . . . . . . . . .    10
          Item 3.  Defaults Upon Senior Securities . . . . .    10
          Item 4.  Submission of Matters to a Vote
                     of Security Holders . . . . . . . . . .    10
          Item 5.  Other Information . . . . . . . . . . . .    10
          Item 6.  Exhibits and Reports on Form 8-K. . . . .    10

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .    11

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEET
                         September 30, 2001

                              ASSETS


Current Assets:
  Cash                                              $  15,090
  Trade accounts receivable, net of
    allowance for doubtful accounts
    of $4,485                                             342
  Other current assets                                 19,619
                                                    ---------
     Total Current Assets                              35,051

Property and Equipment, Net                            18,246

Other Assets:
  Software development costs, Net                     257,179
                                                    ---------
     Total Other Assets                               257,179
                                                    ---------
                                                    $ 310,476
                                                    =========

                  (Continued on following page)

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED BALANCE SHEET (CONT'D)
                        September 30, 2001

                LIABILITIES AND CAPITAL DEFICIENCY


Current Liabilities:
  Accounts payable                                $    53,447
  Accrued expenses                                     55,866
  Due to shareholders/officers/directors              826,043
Current portion of notes payable to
    shareholder                                        12,000
Current portion of capital lease
    obligations                                         3,769
Loans payable to shareholder/director                 705,000
Deferred income                                        13,414
License Agreement Deposit                              40,490
                                                  -----------
  Total Current Liabilities                         1,710,029

Notes payable to shareholder, less current portion    361,000

Capital lease obligations, less current portion         2,827

Capital Deficiency:
  Preferred Stock, $.001 par value,
    5,000,000 shares authorized
      1,000,000 shares designated as
        convertible Series B Preferred
        Stock, 396,066 shares issued
        and outstanding                                   396
      3,000 shares designated as Series D
        Preferred Stock, 793 shares issued
        and outstanding                                     1
  Common Stock, $.001 par value,
    25,000,000 shares authorized,
    19,644,494 shares issued and
    outstanding                                        19,644
  Additional paid-in capital                       13,840,737
  Accumulated deficit                             (15,624,158)
                                                  -----------
    Capital Deficiency                             (1,763,380)
                                                  -----------
                                                  $   310,476
                                                  ===========






The accompanying notes are an integral part of the financial statements.

                              SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                          Three Months    Three Months     Six Months      Six Months
                                             Ended           Ended           Ended           Ended
                                          September 30,   September 30,   September 30,   September 30,
                                              2001            2000            2001            2000
Revenues:
  Equipment, software sales and support    $    51,880     $   113,443     $   132,059     $   331,055

Cost of Revenues:
  Cost of equipment sold                         1,459           3,608           4,343          67,558
  Amortization of software development
    costs                                       22,222          30,719          46,125          61,435
  Research and development expenses              9,244           4,314          15,552           7,475
                                           -----------     -----------     -----------     -----------
                                                32,925          38,641          66,020         136,468
                                           -----------     -----------     -----------     -----------
Gross Profit                                    18,955          74,802          66,039         194,587

Selling, General and Administrative
Expenses:
  Compensation and payroll taxes                92,592         173,733         215,364         386,168
  Other selling, general and
    administrative expenses                     71,862          67,864         140,643         149,254
                                           -----------     -----------     -----------     -----------
                                               164,454         241,597         356,007         535,422
                                           -----------     -----------     -----------     -----------
Operating Loss                                (145,499)       (166,795)       (289,968)       (340,835)

Other (Expenses) Income:
  Impairment Losses                           (238,614)              -        (238,614)              -
  Interest expense                             (23,210)        (10,227)        (43,144)        (20,529)
  Other, net                                    (3,558)            119          (3,574)            510
                                           -----------     -----------     -----------     -----------
Total Other (Expenses) Income:                (265,382)        (10,108)       (285,332)        (20,019)
                                           -----------     -----------     -----------     -----------
Net Loss                                      (410,881)       (176,903)       (575,300)       (360,854)
                                           ============    ===========     ===========     ===========
Basic Loss Per Common Share                $      (.02)    $      (.01)    $      (.03)    $      (.02)
                                           ===========     ===========     ===========     ===========
Diluted Loss Per Common Share                     (.02)           (.01)           (.03)           (.02)
                                           ===========     ===========     ===========     ===========
Weighted Average Number of
  Common Shares Outstanding                 19,664,494      19,083,986      19,664,494      18,583,230
                                           ===========     ===========     ===========     ===========



























The accompanying notes are an integral part of the financial statements.

               SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


                                                      2001          2000

Net cash used in operating activities             $ (201,433)   $ (318,474)

Cash Flows From Investing Activities:
  Additions to software development costs            (76,674)     (102,859)
  Purchases of property and equipment                      -        (1,953)
  Net (increase) decrease in other assets                192           (75)
                                                  -----------   -----------
Net cash used in investing activities                (76,482)     (104,887)

Cash Flows From Financing Activities:
  Proceeds from loans from
    shareholders/directors                           275,000             -
  Principal payments on note payable to
    shareholder                                       (3,000)       (6,000)
  Principal payments on capital
    lease obligations                                 (2,037)       (7,436)
  Proceeds from issuance of Common Stock                   -       410,000
                                                 -----------   -----------
Net cash provided by financing
  activities                                         269,963       396,564
                                                 -----------   -----------
Increase (decrease) in cash                           (7,952)      (26,797)
Cash at beginning of period                           23,042        47,531
                                                  -----------   -----------
Cash at end of period                             $   15,090    $   20,734
                                                  ===========   ===========



SUPPLEMENTAL SCHEDULE OF OPERATING ACTIVITIES

     Impairment losses of $238,614 for assets were incurred during the three months ended September 30, 2001 as a result of the License Agreement with Synchronics.












The accompanying notes are an integral part of the financial statements.

             SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
       NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   SIX MONTHS ENDED SEPTEMBER 30, 2001

NOTE 1 - DEFERRED INCOME AND REVENUE RECOGNITION

     Deferred income consists of $13,414 from support contracts to be recognized ratably over the terms of the contracts.

Note 2 - LICENSE AGREEMENT DEPOSIT

     On September 12, 2001 the Company ("Licensor") entered into a License and Consulting Agreement (the "Agreement") with Synchronics (("Licensee"), whereby the Licensee licenses through December 31, 2003, all of the Company's right, title and interest in and to StoreKare software and certain other related assets.
The Company will receive as consideration for this Agreement the following:

License and Consulting Fees. License and Consulting fees shall be paid as described below:

a) Forty thousand dollars ($40,000) deposit against future license and consulting fees, payable to Licensor in immediately available funds upon the execution and delivery of this Agreement;

b) 50% of all StoreKare product sales shipped by Licensee during the period September 11, 2001 through June 11, 2003;
c) 30% of all StoreKare to CounterPoint V7 upgrade sales shipped by Licensee during the period September 11, 2001 through June 11,
2003;

d) 25% of all new CounterPoint V7 software products sold by Licensee through resellers listed in Schedule 1.1f during the period September 11, 2001 through June 11, 2003;

e) 20% of all new CounterPoint In Touch V8 software V8 or other in-store point-of-sale software replacing CounterPoint V7 or CounterPoint In Touch V8 in excess of $150,000.00 sold by Licensee through resellers listed in Schedule 1.1f during the period
September 11, 2001 through June 11, 2003;

f) percentage-based license fees are based on Licensees' StoreKare and CounterPoint V7 software product sales and do not include payments for subscription services, marketing materials or other products and services;

g) license fees shall be paid to Licensor by the 15th of each month for all software products shipped by Licensee during the previous calendar month;

h) initial payments will be reduced by the deposit until the $40,000 is fully consumed;

             SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
       NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   SIX MONTHS ENDED SEPTEMBER 30, 2001

i) during the term of the license, all pricing for StoreKare
Software shall be at Licensee's sole discretion, but in no event less than 25% of normal pricing.

     License and consulting fees will be recognized over the life of the agreement as products are shipped and cash is received.
The Company recognized license fees of $402 during the three and six months ended September 30, 2001, as reflected on the Statement of Operations. At September 30, 2001 the Balance Sheet reflects a License Agreement Deposit of $40,490 from this Agreement. The Company also incurred Impairment Losses $238,614 as a result of the Agreement during the three and six months ended September 30, 2001 as reflected on the Statement of Operations and the Statement of Cash Flows.

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

NOTE 4 - GOING CONCERN CONSIDERATION

     The Company had a net loss of $575,300 for the six months ended September 30, 2001 and has a net capital deficiency of $1,763,380 as of September 30, 2001. The Company has experienced losses from operations in the past and continues to experience losses. Based on these conditions, doubt exists about the ability of the Company to continue as a going concern.

     The financial statements for the six months ended September 30, 2001 do not include adjustments relating to the recoverability and classification of the recorded carrying value of the assets or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

             SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
       NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   SIX MONTHS ENDED SEPTEMBER 30, 2001

     During the first six months of fiscal 2002 a majority shareholder/director provided funding to the Company in the amount of $275,000 based on the Company's cash deficiencies from operations.

     On September 24, 2001 the Board of Directors of the Company decided to commence an orderly shutdown of operations. One shareholder/director has agreed to provide limited funds to conduct an orderly shutdown of operations immediately. The Company will vacate its current facilities at 500 Fairway Drive, Suite 104 in Deerfield Beach, Florida on October 19, 2001.

ITEM 1.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS:

General

     On September 24, 2001 the Board of Directors decided to commence an orderly shutdown of operations immediately. The Company will be vacating their current facilities at 500 Fairway Drive, Suite 104, Deerfield Beach, Florida on October 19, 2001. Management of the Company does not have any future plans to open a new facility. The only revenue source for the Company in the near future will be the licensing fees from the License Agreement with Synchronics, as mentioned in Note 2.

Liquidity and Capital Resources

     The Company had a net loss of $410,881 and $575,300, and $176,903 and $360,854, for the three and six months ended
September 30, 2001 and 2000, respectively.

     During the six months ended September 30, 2001, one shareholder/director of the Company provided funding to the Company in the amount of $275,000 for note payable on demand at interest rate of 8% annum.

     During the three and six months ended September 30, 2001 and 2000, the Company capitalized $34,702 and $76,674, and $44,511 and $102,859, respectively, of development costs. Amortization of development cost was $22,222 and $46,125, and $30,719 and $61,435, for the three and six months ended September 30, 2001 and 2000, respectively. The Company anticipates no further development costs for fiscal 2002.

Results of Operations

     The Company had a net loss, before income taxes and extraordinary items, of $410,881 and $575,300, and $176,903 and $360,854, for the three and six months ended September 30, 2001 and 2000, respectively.

     Amortization of software development costs was $22,222 and $46,125, and $30,719 and $61,435 for the three and six months ended September 30, 2001 and 2000, respectively. In addition the Company incurred and expensed, research and development costs of $9,244 and $15,552, and $4,314 and $7,475, during the three and six months ended September 30, 2001 and 2000, respectively, to maintain and improve the existing versions of the StoreKare products.

     Total selling, general and administrative expenses for the six months ended September 30, 2001 decreased 34% to $356,007 for the six months ended September 30, 2001 from $535,422 for the six months ended September 30, 2000. The Company anticipates that total selling general and administrative costs for the remainder of fiscal 2002 will dramatically decrease from the first six months of fiscal 2002, as the Company continues to shut down operations.

     The Company incurred interest expense of $23,210 and $43,144, and $104,227 and $20,529 during the three and six months ended September 30, 2001 and 2000, respectively. Interest expense was incurred on loans from shareholders/directors and their related entities, of $13,701 and $24,023 and $0 and $0 during the three and six months ended September 30, 2001 and 2000, respectively.

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

     Not applicable

Item 2.  Changes in Securities

     Not applicable

Item 3.  Defaults Upon Senior Securities

     Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable

Item 5.  Other Information

     Not applicable

Item 6.  Exhibits and Reports on Form 8-K

     Reports on Form 8-K

On October 17, 2001 the company filed a report on Form 8-K with the Securities and Exchange Commission and reported the closing of its facilities on October 19, 2001 under Item 5 and on October 12, 2001 the resignation of C. Shelton James as a director of the Company to pursue other business interests under Item 6. There have been no disagreements between Mr. James and the Company on any matters.

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, SK Technologies Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                 SK Technologies Corporation
                                       (Registrant)

Date: October 17, 2001              /s/ Calvin S. Shoemaker
                              President, Chief Executive Officer



Date: October 17, 2001               /s/ Melvin T. Goldberger
                           Treasurer, Principal Accounting Officer