Form 10QSB
period 2001-12-31
SK TECHNOLOGIES CORP
filed 2002-02-15
CIK 847777

FORM 10-QSB - QUARTERLY REPORT
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2001

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

            P.O. Box 8627, Deerfield Beach, FL 33443
  ------------------------------------------------------------
            (Address of principal executive offices)

                         (954) 629-2555
  ------------------------------------------------------------
        (Issuer's telephone number, including area code)

     500 Fairway Drive, Suite 104, Deerfield Beach, FL 33441
  ----------------------------------------------------------
      (Former name, former address and former fiscal year,
                   if changed since last report)

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

     Common Stock, $.001 Par Value = 19,664,494 shares as of
     February 8, 2002.

                    SK TECHNOLOGIES CORPORATION

                               INDEX

                            FORM 10-QSB
                NINE MONTHS ENDED DECEMBER 31,2001


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

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEET
                         December 31, 2001

                              ASSETS


Current Assets:
  Cash                                              $  13,198
  Trade accounts receivable, net of
    allowance for doubtful accounts
    of $4,826                                               -
  Other current assets                                  1,130
                                                    ---------
     Total Current Assets                              14,328

Other Assets:
  Software development costs, Net                      20,000
                                                    ---------
     Total Other Assets                                20,000
                                                    ---------
                                                    $  34,328
                                                    =========

                 (Continued on following page)

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED BALANCE SHEET (CONT'D)
                        December 31, 2001

                LIABILITIES AND CAPITAL DEFICIENCY


Current Liabilities:
  Accounts payable                                $    57,068
  Accrued expenses                                     52,077
  Due to shareholders/officers/directors              849,971
Current portion of notes payable to
    shareholder                                        12,000
Current portion of capital lease
    obligations                                         3,769
Loans payable to shareholder/director                 736,500
Deferred income                                         5,860
License Agreement Deposit                              38,387
                                                  -----------
  Total Current Liabilities                         1,755,632

Notes payable to shareholder, less current portion    361,000

Capital lease obligations, less current portion         2,669

Capital Deficiency:
  Preferred Stock, $.001 par value,
    5,000,000 shares authorized
      1,000,000 shares designated as
        convertible Series B Preferred
        Stock, 396,066 shares issued
        and outstanding                                   396
      3,000 shares designated as Series D
        Preferred Stock, 793 shares issued
        and outstanding                                     1
  Common Stock, $.001 par value,
    25,000,000 shares authorized,
    19,644,494 shares issued and
    outstanding                                        19,644
  Additional paid-in capital                       13,840,737
  Accumulated deficit                             (15,945,751)
                                                  -----------
    Capital Deficiency                             (2,084,973)
                                                  -----------
                                                  $    34,328
                                                  ===========






The accompanying notes are an integral part of the financial statements.
                              - 2 -

                                 SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                          Three Months    Three Months    Nine Months     Nine Months
                                             Ended           Ended           Ended           Ended
                                          December 31,    December 31,    December 31,    December 31,
                                              2001            2000            2001            2000
Revenues:
  Equipment, software sales and support    $     7,554     $    86,113     $   139,613     $   417,168

Cost of Revenues:
  Cost of equipment sold                           111           2,046           4,454          69,604
  Amortization of software development
    costs                                            -          21,607          46,125          83,042
  Research and development expenses                  -           9,506          15,552          16,981
                                           -----------     -----------     -----------     -----------
                                                   111          33,159          66,131         169,627
                                           -----------     -----------     -----------     -----------
Gross Profit                                     7,443          52,954          73,482         247,541

Selling, General and Administrative
Expenses:
  Compensation and payroll taxes                17,673         153,749         233,037         539,917
  Other selling, general and
    administrative expenses                     34,930          72,827         175,573         222,081
                                           -----------     -----------     -----------     -----------
                                                52,603         226,576         408,610         761,998
                                           -----------     -----------     -----------     -----------
Operating Loss                                 (45,160)       (173,622)       (335,128)       (514,457)

Other (Expenses) Income:
  Impairment Losses                           (237,180)              -        (475,794)              -
  Interest expense                             (24,165)        (12,391)        (67,309)        (32,920)
  Other, net                                   (15,088)           (145)        (18,662)            365
                                           -----------     -----------     -----------     -----------
Total Other (Expenses) Income:                (276,433)        (12,536)       (561,765)        (32,555)
                                           -----------     -----------     -----------     -----------
Net Loss                                      (321,593)       (186,158)       (896,893)       (547,012)
                                           ===========     ===========     ===========     ===========
Basic Loss Per Common Share                      (0.02)          (0.01)          (0.05)          (0.03)
                                           ===========     ===========     ===========     ===========
Diluted Loss Per Common Share                    (0.02)          (0.01)          (0.05)          (0.03)
                                           ===========     ===========     ===========     ===========
Weighted Average Number of
  Common Shares Outstanding                 19,664,494      19,456,979      19,664,494      19,007,645
                                           ===========     ===========     ===========      ==========





























The accompanying notes are an integral part of the financial statements.

               SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000

                                                      2001          2000
Net cash used in operating activities             $ (253,176)   $ (504,360)

Cash Flows From Investing Activities:
  Additions to software development costs            (76,654)     (138,181)
  Sale (purchases) of property and equipment               -         8,158
  Net (increase) decrease in other assets             18,681           105
                                                  -----------   -----------
Net cash used in investing activities                (57,973)     (129,918)

Cash Flows From Financing Activities:
  Proceeds from loans from
    shareholders/directors                           306,500       200,000
  Principal payments on note payable to
    shareholder                                       (3,000)       (9,000)
  Principal payments on capital
    lease obligations                                 (2,195)      (11,153)
  Proceeds from issuance of Common Stock                   -       410,000

                                                  -----------   -----------
Net cash provided by financing
  activities                                         301,305       589,847
                                                  -----------   -----------
Increase (decrease) in cash                           (9,844)      (44,431)

Cash at beginning of period                           23,042        47,531
                                                  -----------   -----------
Cash at end of period                             $   13,198    $    3,100
                                                  ===========   ===========



SUPPLEMENTAL SCHEDULE OF OPERATING ACTIVITIES

     Impairment losses of $237,180 and $475,794 for assets were incurred during the three and nine months ended December 31, 2001 as a result of the License Agreement with Synchronics.









The accompanying notes are an integral part of the financial statements.

            SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
      NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                 NINE MONTHS ENDED DECEMBER 31, 2001

NOTE 1 - DEFERRED INCOME AND REVENUE RECOGNITION

     Deferred income consists of $5,860 from support contracts to be recognized ratably over the terms of the contracts.

Note 2 - LICENSE AGREEMENT DEPOSIT

     On September 12, 2001 the Company ("Licensor") entered into a License and Consulting Agreement (the "Agreement") with Synchronics ("Licensee"), whereby the Licensee licenses through December 31, 2003, all of the Company's right, title and interest in and to StoreKare software and certain other related assets.
The Company will receive as consideration for this Agreement the following:

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

            SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
      NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                 NINE MONTHS ENDED DECEMBER 31, 2001

i) during the term of the license, all pricing for StoreKare
Software shall be at Licensee's sole discretion, but in no event less than 25% of normal pricing.

     License and consulting fees will be recognized over the life of the agreement as products are shipped and cash is received.
The Company recognized license fees of $2,103 and $2,505 during the three and nine months ended December 31, 2001, as reflected on the Statement of Operations. At December 31, 2001 the Balance Sheet reflects a License Agreement Deposit of $38,387 from this Agreement. The Company also incurred Impairment Losses $237,180 and $475,794 as a result of the Agreement during the three and nine months ended December 31, 2001 as reflected on the Statement of Operations and the Statement of Cash Flows.

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

NOTE 4 - GOING CONCERN CONSIDERATION

     The Company had a net loss of $896,893 for the nine months ended December 31, 2001 and has a net capital deficiency of $2,084,973 as of December 31, 2001. The Company has experienced losses from operations in the past and continues to experience losses. Based on these conditions, doubt exists about the ability of the Company to continue as a going concern.

     The financial statements for the nine months ended December 31, 2001 do not include adjustments relating to the recoverability and classification of the recorded carrying value of the assets or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

            SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
      NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                 NINE MONTHS ENDED DECEMBER 31, 2001

     During the first nine months of fiscal 2002 a majority shareholder/director provided funding to the Company in the amount of $306,500 based on the Company's cash deficiencies from operations.

     On September 24, 2001 the Board of Directors of the Company decided to commence an orderly shutdown of operations. One shareholder/director has agreed to provide limited funds to conduct an orderly shutdown of operations immediately. The Company vacated its current facilities at 500 Fairway Drive, Suite 104 in Deerfield Beach, Florida on October 19, 2001.

ITEM 1.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS:

General

     On September 24, 2001 the Board of Directors decided to commence an orderly shutdown of operations immediately. The Company vacated their facilities at 500 Fairway Drive, Suite 104, Deerfield Beach, Florida on October 19, 2001. Management of the Company does not have any future plans to open a new facility. The only revenue source for the Company in the near future will be the licensing fees from the License Agreement with Synchronics, as mentioned in Note 2.

Liquidity and Capital Resources

     The Company had a net loss of $321,593 and $896,893, and $186,158 and $547,012 for the three and nine months ended December 31, 2001 and 2000, respectively.

     During the nine months ended December 31, 2001, one shareholder/director of the Company provided funding to the Company in the amount of $306,500 for note payable on demand at interest rate of 8% annum.

     During the three and nine months ended December 31, 2001 and 2000, the Company capitalized $0 and $76,674, and $35,322 and $138,181, respectively, of development costs. Amortization of development cost was $0 and $46,125, and $21,607 and $83,042, for the three and nine months ended December 31, 2001 and 2000, respectively. The Company anticipates no further development costs for fiscal 2002.

Results of Operations

     The Company had a net loss, before income taxes and extraordinary items, of $321,593 and $896,893, and $186,158 and $547,012, for the three and nine months ended December 31, 2001 and 2000, respectively.

     Amortization of software development costs was $0 and $46,125, and $21,607 and $83,042 for the three and nine months ended December 31, 2001 and 2000, respectively. In addition the Company incurred and expensed, research and development costs of $0 and $15,552, and $9,506 and $16,981, during the three and nine months ended December 31, 2001 and 2000, respectively, to maintain and improve the existing versions of the StoreKare products.

     Total selling, general and administrative expenses for the nine months ended December 31, 2001 decreased 46% to $408,610 for the nine months ended December 31, 2001 from $761,998 for the nine months ended December 31, 2000. The Company anticipates that total selling general and administrative costs for the remainder of fiscal 2002 will dramatically decrease from the first nine months of fiscal 2002, as the Company continues to shut down operations.

     The Company incurred interest expense of $24,165 and $67,309, and $12,391 and $32,920 during the three and nine months ended December 31, 2001 and 2000, respectively. Interest expense was incurred on loans from shareholders/directors and their related entities, of $14,728 and $38,751 and $2,224 and $2,224 during the three and nine months ended December 31, 2001 and 2000, respectively

PART II. OTHER INFORMATION


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





                                 SK Technologies Corporation
                                       (Registrant)

Date: February 15, 2002             /s/ Calvin S. Shoemaker
                              President, Chief Executive Officer



Date: February 15, 2002              /s/ Melvin T. Goldberger
                           Treasurer, Principal Accounting Officer