Form 10KSB
period 2002-03-31
SK TECHNOLOGIES CORP
filed 2002-07-12
CIK 847777

FORM 10-KSB - ANNUAL REPORT

(Mark One)
     [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended March 31, 2002

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from _____ to _____

                     Commission file number  0-18184

                        SK TECHNOLOGIES CORPORATION
              (Name of small business issuer in its charter)

          Delaware                            52-1507455
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)           Identification No.)

P.O. Box 8627 Deerfield Beach, FL                      33443
(Address of principal executive offices)             (Zip Code)

Issuer's telephone number    (954) 629-2555

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

      $139,613

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 21, 2002 was $11,701.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     As of June 21, 2002, 19,644,494 shares of Common Stock, par value $.001 per share, were issued and outstanding.

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

BUSINESS OF ISSUER

The Company Products

	The Company has limited operations and is not developing any new products.

Business Venture

Synchronics

     On September 12, 2001 the Company ("Licensor") entered into a License and Consulting Agreement (the "Agreement") with
Synchronics ("Licensee"), whereby the Licensee licenses through December 31, 2003, all of the Company's right, title and interest in and to StoreKare software and certain other related assets.

Research and Development

Research and development costs expensed in fiscal 2002 and 2001 were approximately $16,000 and $28,000, respectively. The
Company capitalized development costs of approximately $77,000, and $173,000 during fiscal 2002 and 2001, respectively.

Copyrights and Licenses

     The Company has not sought patent protection for its products but seeks to maintain its proprietary rights by a combination of copyright and trade secret protection. The Company has obtained statutory copyright protection for its StoreKare software, as well as federal trademark registration for its SK Technologies and StoreKare names.

Personnel

     The Company currently employs 1 person as an executive officer. The Company also engages the service of one finance person as needed, on an independent contractor basis.

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

                                         Common Stock
                                     High           Low

April 1, 2000 -
 June 30, 2000                     $ 0.45          $ 0.13

July 1, 2000 -
 September 30, 2000                $ 0.15          $ 0.09

October 1, 2000 -
 December 31, 2000                 $ 0.12          $ 0.06

January 1, 2001 -
 March 31, 2001                    $ 0.09          $ 0.06

April 1, 2001 -
 June 30, 2001                     $ 0.09          $ 0.03

July 1, 2001 -
 September 30, 2001                $ 0.023         $ 0.021

October 1, 2001 -
 December 31, 2001                 $ 0.002         $ 0.001

January 1, 2002 -
 March 31, 2002                    $ 0.005         $ 0.003

April 1, 2002 -
 June 21, 2002                     $ 0.002         $ 0.002

     On June 21, 2002, the closing bid price on the OTC Bulletin
Board of the Common Stock was $.003.

     As of June 21, 2002, Common Stock was held by approximately
500 shareholders of record.

     As of the date hereof, the Company has never declared or paid cash dividends on its Common Stock. Management does not anticipate the Company will pay dividends in the foreseeable future.


ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS:

General

     On September 24, 2001 the Board of Directors decided to commence an orderly shutdown of operations immediately. The Company vacated their facilities at 500 Fairway Drive, Suite 104, Deerfield Beach, Florida on October 19, 2001. Management of the Company does not have any future plans to open a new facility. The only revenue source for the Company in the near future will be the licensing fees from the License Agreement with Synchronics, as mentioned in Note 1.

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

Liquidity and Capital Resources

     The Company had a net loss of $854,727 for the fiscal year ended March 31, 2002. The Company's cash decreased from $23,042 at March 31, 2001 to $9,630 at March 31, 2002. The working capital deficiency increased from $(1,188,080) at March 31, 2001 to $(2,042,807) at March 31, 2002. The increase in the working capital deficiency was mainly due to the receipt of loans totaling $318,000 during fiscal 2002 from one shareholder/director of the Company and the accrued interest, on the loans from this shareholder/director, of $53,405 during fiscal 2002.

     During the fiscal year ended March 31, 2002, one shareholder/director of the Company provided funding to the Company in the amount of $318,000 for notes payable on demand at interest rate of 8% annum.

     As of June 21, 2002, one shareholder/director has provided funding to the Company in the amount of $16,500 for cash deficiencies in the fiscal 2003. There is no guarantee or commitment that the shareholder/director will provide additional funding to meet actual cash deficiencies for the remainder of fiscal 2003.

     At March 31, 2002 and 2001, the Company's capitalized expenditures for development were $0 and $740,673 respectively; accumulated amortization was $0 and $287,246 at March 31, 2002 and 2001, respectively. The Company capitalized development costs of $76,654 and $172,814 during fiscal 2002 and 2001, respectively. During the fiscal year ended March 31, 2002, the Company incurred impairment losses on all capitalized development cost. The Company does not anticipate incurring any development costs for fiscal 2003 as compared to fiscal 2002.

Results of Operations

     For the years ended March 31, 2002 and 2001, the Company reported a net loss of $854,727 and $765,650. Revenues from equipment and software sales and support were $139,613 and $477,201 for fiscal 2002 and 2001, respectively.

     Amortization of software development costs was $46,125 and $101,290 for fiscal 2002 and 2001, respectively. In addition, the Company incurred and expensed, research and development costs of $15,552 and $28,173 for fiscal 2002 and 2001, respectively, to maintain and improve the existing versions of StoreKare products.

     Total selling, general and administrative expenses for fiscal 2002 decreased about 58% from fiscal 2001. This decrease was due to a reduction in payroll and the related reduction in certain administrative expenses. The Company anticipates that total selling, general and administrative expenses will decrease dramatically during fiscal 2003 as the Company continues to shut down operations.

     The Company incurred interest expense of $91,088 and $49,432 during fiscal 2002 and 2001, respectively. Interest expense was incurred on loans from shareholders/directors and their related entities of $53,405 and $8,770 during fiscal 2002 and 2001, respectively.

Seasonality

     The Company believes that seasonality does not impact its current operations.

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

ITEM 7.     FINANCIAL STATEMENTS

            SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          Page


     Report of Independent Certified Public Accountants -
          Berkovits, Lago & Company, LLP                  F-1

     Consolidated Balance Sheet
          March 31, 2002                                  F-2-3

     Consolidated Statements of Operations
          Years Ended March 31, 2002 and 2001             F-4

     Consolidated Statements of Capital Deficiency
          Years Ended March 31, 2002 and 2001             F-5

     Consolidated Statements of Cash Flows
          Years Ended March 31, 2002 and 2001             F-6

     Notes to Consolidated Financial Statements
          March 31, 2002 and 2001                         F-7-17

               REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Directors
SK Technologies Corporation and its Subsidiaries

We have audited the accompanying consolidated balance sheet of SK Technologies Corporation and its Subsidiaries ("the Company") as of March 31, 2002, and the related consolidated statements of operations, capital deficiency, and cash flows for each of the two years in the period ended March 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SK Technologies Corporation and its Subsidiaries at March 31, 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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

Berkovits, Lago & Company, LLP
June 28, 2002
Fort Lauderdale, Florida

            SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET
                           MARCH 31, 2002

                               ASSETS



Current Assets:
  Cash                                               $    9,630

                                                     ----------
                                                     $    9,630
                                                     ==========

























                  (Continued on following page.)

            SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEET (CONT'D)
                           MARCH 31, 2002


                 LIABILITIES AND CAPITAL DEFICIENCY


Current Liabilities:
  Accounts payable                                   $    4,798
  Accrued expenses                                       49,355
  Due to shareholders/officers/directors                869,383
  Current portion of notes payable to shareholder        12,000
  Loans payable to shareholder/director                 748,000
  License Agreement Deposit                               7,901
                                                     ----------
    Total Current Liabilities                         1,691,437

Notes payable to shareholder, less current portion      361,000

Capital Deficiency:
  Preferred Stock, $.001 par
    value, 5,000,000 shares authorized:
      1,000,000 shares designated as
        convertible Series B Preferred Stock,
        396,066 shares issued and
        outstanding                                         396
      3,000 shares designated as Series D
        Preferred Stock, 793 shares issued
        and outstanding                                       1
  Common Stock, $.001 par value, 25,000,000
    shares authorized, 19,644,494 shares
    issued and outstanding                               19,644
  Additional paid-in capital                         13,840,737
  Accumulated deficit                               (15,903,585)
                                                     ----------
    Capital Deficiency                               (2,042,807)
                                                     ----------
                                                     $    9,630
                                                     ==========






  The accompanying notes are an integral part of the financial statements

               SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED MARCH 31, 2002 AND 2001

                                                  2002              2001

Revenues:
  Equipment, software sales and
    support                                 $   139,613       $   477,201

Cost of Revenues:
  Cost of equipment sold                          4,454            73,211
  Amortization of software
    development costs                            46,125           101,290
  Research and development expense               15,552            28,173
                                            -----------       -----------
                                                 66,131           202,674
                                            -----------       -----------
                                                 73,482           274,527
Selling, General and Administrative
Expenses:
  Compensation and payroll taxes                237,123           708,350
  Other selling, general and
    administrative expenses                     180,042           282,894
                                            -----------       -----------
                                                417,165           991,244
                                            -----------       -----------
Operating Loss                                 (343,683)         (716,717)

Other (Expenses) Income:
  Impairment Losses                            (495,794)                -
  Interest expense                              (91,088)          (49,432)
  Other, net                                     75,838              499
                                            -----------       -----------
    Total Other Expenses                       (511,044)          (48,933)
                                            -----------       -----------
Net Loss                                      $(854,727)       $ (765,650)
                                              ==========        ==========
Basic Loss Per Common Share                  $    (0.04)       $    (0.04)
                                              ==========        ==========
Diluted Loss Per Common Share                $    (0.04)       $    (0.04)
                                              ==========        ==========
Weighted Average Number of
  Common Shares Outstanding                   19,664,494        19,164,676
                                              ==========        ==========

The accompanying notes are an integral part of the financial statements

               SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CAPITAL DEFICIENCY
                   YEARS ENDED MARCH 31, 2002 AND 2001

                         Series D        Series B
                     Preferred Stock  Preferred Stock      Common Stock
                     Shares  Amount   Shares   Amount    Shares    Amount
Balance at
  March 31, 2000        793    $  1   396,066    $396  18,277,827  $18,278

Issuance of
  Common Stock            -       -         -       -   1,366,667    1,366

Net loss                  -       -         -       -           -        -
                       ____    ____   _______    ____  __________  _______
Balance at
  March 31, 2001        793       1   396,066     396  19,644,494   19,644

Issuance of
  Common Stock            -       -         -       -           -        -

Net loss                  -       -         -       -           -        -
                       ____    ____   _______    ____  __________  _______
Balance at
  March 31, 2002        793    $  1   396,066    $396  19,644,494  $19,644
                       ====    ====   =======    ====  ==========  =======
















                           Additional
                            Paid-In         Accumulated        Capital
                            Capital           Deficit         Deficiency

Balance at
  March 31, 2000          $13,432,103      $(14,283,208)       $(832,430)

Issuance of
  Common Stock                408,634                 -          410,000

Net loss                            -          (765,650)        (765,650)
                          ___________      _____________     ____________
Balance at
  March 31, 2001           13,840,737       (15,048,858)      (1,188,080)

Issuance of
  Common Stock                      -                 -                -

Net loss                            -          (854,727)        (854,727)
                          ___________      _____________     ____________
Balance at
  March 31, 2002          $13,840,737      $(15,903,585)     $(2,042,807)
                          ===========      =============     ============








The accompanying notes are an integral part of the financial statements.

                SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED MARCH 31, 2002 AND 2001

                                                    2002           2001
Cash Flows From Operating Activities:
  Net loss                                        $(829,204)   $ (765,650)
  Adjustments to reconcile net (loss) income to
    net cash used in operating activities:
      Depreciation                                   12,394        22,379
      Amortization                                   46,125       101,290
      Disposal of fixed assets                            -           318
 Changes in operating assets and liabilities:
      Trade accounts receivable                       3,206         5,061
      Inventories                                     7,879         1,831
      Accounts payable                              (19,579)       (4,029)
      Accrued expenses                              (55,725)      (15,447)
      Due to shareholders/directors                  83,980         8,670
      Deferred income                                (7,806)      (20,462)
      Impairment Losses                             495,794             -
                                                   ---------     ---------
        Net cash (used in) operating activities    (262,936)     (666,039)

Cash Flows From Investing Activities:
  Purchases of property and equipment                     -        (2,458)
  Additions to software development costs           (76,654)     (172,814)
  Net decrease (increase) in other assets            19,811           529
                                                   ---------     ---------
    Net cash (used in) investing activities         (56,843)     (174,743)

Cash Flows from Financing Activities:
  Proceeds from loans from shareholders/directors   318,000       430,000
  Principal payments on capital lease obligations    (8,633)      (11,707)
  Principal payments on note payable to shareholder  (3,000)      (12,000)
  Proceeds from issuance of Common Stock                  -       410,000
                                                    --------      --------
      Net cash provided by financing activities     306,367       816,293
                                                    -------       --------
      (Decrease) increase in cash                   (13,412)      (24,489)

Cash at beginning of year                            23,042        47,531
                                                    --------      --------
Cash at end of year                                   9,630       $23,042
                                                    ========      ========
Supplemental disclosure of cash flow information:
  Cash paid for interest                            $18,679       $40,762
                                                    ========      ========

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2002 AND 2001

NOTE 1 -   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
           ACCOUNTING POLICIES

Basis of Presentation

     SK Technologies Corporation (the "Parent"), and its wholly owned subsidiaries (collectively "the Company"), is engaged in licensing retail store management software for the specialty retail industry. The Company's StoreKare product family is a modular system of information technology products.

Principles of Consolidation

     The consolidated financial statements include the accounts of SK Technologies Corporation and its two wholly owned subsidiaries, SK Technologies Corp. and SK Credit Corporation.
All significant intercompany transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturity of three months or less at the date of acquisition to be cash equivalents. The concentration of credit risk associated with cash and cash equivalents is considered low due to the credit quality of the issuers of the financial instruments.

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2002 AND 2001

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

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2002 AND 2001

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

     License and consulting fees will be recognized over the life of the agreement as products are shipped and cash is received. The Company recognized license fees of $32,991 during fiscal year 2002, as reflected on the Statement of Operations. At March 31, 2002 the Balance Sheet reflects a License Agreement Deposit of $7,901 from this Agreement. The Company also incurred Impairment Losses $495,794 as a result of the Agreement during fiscal year 2002 as reflected on the Statement of Operations and the Statement of Cash Flows.

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

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2002 AND 2001

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

Income Taxes

     Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2002 AND 2001

and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

NOTE 2 -   GOING CONCERN CONSIDERATION

     The Company had a net loss of $854,727 for the fiscal year ended March 31, 2002 and has a net capital deficiency of $2,042,807 as of March 31, 2002. The Company has experienced losses from operations in the past and continues to experience losses. Based on these conditions, doubt exists about the ability of the Company to continue as a going concern.

     The financial statements for the year ended March 31, 2002 do not include adjustments relating to the recoverability and classification of the recorded carrying value of the assets or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     During fiscal 2002 a majority shareholder/director provided funding to the Company in the amount of $318,000 based on the Company's cash deficiencies from operations. As of June 21, 2002, one shareholder/director has provided funding to the Company in the amount of $16,500 for cash deficiencies in the fiscal 2003. There is no guarantee or commitment that the shareholder/director will provide additional funding to meet actual cash deficiencies for the remainder of fiscal 2003.

NOTE 3 -   RELATED PARTY TRANSACTIONS

      Pursuant to a May 1993 Consulting agreement between the Company and Capital Hill Group Inc. ("CHG"), the Company incurred consulting fees to CHG of $5,550 per month, for a total of $236,500 through December 1996 when the agreement terminated. Of this amount $225,500 has been accrued to date and is included in accounts payable due to shareholders/officers/directors at March 31, 2002.

     In connection with the Finder's agreement between the Company and CHG the Company accrued finders fees of $493,000

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2002 AND 2001

through December 1996 which is included in accounts payable due to shareholders/officers/directors at March 31, 2002.

NOTE 4 -   INCOME TAXES

     For the year ended March 31, 2002 no provision or (credit) for income taxes has been provided for in the accompanying consolidated financial statements because realization of such income tax benefits cannot be reasonably assured. The Company will recognize the benefit from such carryforward losses in the future, if and when they are realized, in accordance with applicable provisions of accounting principles for income taxes.

     At March 31, 2002 the Company has net operating loss carryforwards of approximately $14 million that can be used to offset future taxable income, that expire in the years 2007 through 2022. In fiscal 1995, the Company had ownership changes as defined under Internal Revenue Code Section 382 (Section
382). As such, the availability to utilize the net operating losses that existed as of this ownership change is limited.

NOTE 5 -    STOCK OPTIONS

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

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2002 AND 2001

of the 1990 Option Plan and exercised within ten (10) years from the date of grant.

     As of March 31, 2002, there were 1,600 options outstanding pursuant to the 1990 Option Plan which were exercisable at $30.00 per share.

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

     The 1995 Option Plan is also intended to qualify as an "Incentive Stock Option Plan" under Section 422A of the Internal Revenue Code. Under the 1995 Option Plan, ISOs may be granted at not less than 100 percent of the fair market value of the Company's Common Stock as determined by the Board of Directors on the date of grant (110% of fair market value for 10% or greater shareholders) and options granted to any one participant may not exceed $100,000 in aggregate fair market value (determined at the time the ISO is granted), per year. Options must be granted within ten (10) years from the adoption of the 1995 Option Plan and exercised within five (5) years from the date of grant. The options issued pursuant to the 1995 Option Plan may be ISOs, options which are not ISOs ("NSOs"), or reload options, (as defined). On October 31, 1996 the 1995 Option Plan was approved by a majority of the shareholders of the Company. In July 1997 and February 2000, the Company filed registration statements on Form S-8, with the Securities Exchange Commission, to register 1,400,000 and 2,300,000 shares of Common Stock which may be purchased pursuant to the exercise of options under the 1995 Option Plan. As of March 31, 2002, 950,000 options granted pursuant to this plan are ISOs and 200,000 options granted pursuant to the plan are NSOs.

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2002 AND 2001

     As of March 31, 2002, there are options for 1,150,000 shares of Common Stock outstanding of which 950,000 are exercisable.

Other Stock Options

     As of March 31, 2002 other stock options of 25,000 expired.

Stock Based Compensation

     As required by Statement No. 123, pro forma information regarding net loss and loss per share has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002; risk-free rate of return of 4.38%; dividend yield of 0.000%; volatility factor of the expected market price of the Company's Common Stock of 8.76% and a weighted-average expected life of the options of two to five years.

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

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2002 AND 2001

Information regarding stock options for the years ended March
31, 2002 and March 31, 2001 is summarized as follows:


                                                Weighted Average
                                  Number of      Exercise Price
                                   Shares           Per Share

Outstanding at March 31, 2000     2,482,100           $ .34
Exercised                                 -           $   -
Expired                                   -           $   -
Forfeited                                 -           $   -
Cancelled                          (508,000)          $   -
Granted                                   -           $   -
                                 ----------
Outstanding at March 31, 2001     1,974,100           $ .35
Exercised                                 -           $   -
Expired                             (25,000)          $   -
Forfeited                                 -           $   -
Cancelled                          (797,500)          $   -
Granted                                   -           $   -
                                 ----------
Outstanding at March 31, 2002     1,151,600           $ .36
                                 ==========
Exercisable at March 31, 2002       951,600           $ .31
                                 ==========
Reserved for future option
  grants at March 31, 2002        2,598,400
                                 ==========

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2002 AND 2001

     For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's 2002 and 2001 pro forma information follows:
                                     2002              2001

   Net (Loss) Income              $ (913,744)      $ (913,330)
                                  ==========       ============
   Net (Loss) Income Per
     Common Share                 $     (.05)       $    (.05)
                                  ==========       ============

     The 2002 and 2001 pro forma effect on net loss is not necessarily representative of the effect in the future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

     The exercise price of options outstanding at March 31, 2002 ranged between $.32 and $30.00.

NOTE 7 -   401(K) PROFIT SHARING PLAN

     The Company terminated its 401(K) Profit Sharing Plan (the
"401(K) Plan") effective December 31, 2001. All employees' funds have distributed by the end of fiscal 2002.

NOTE 8 -   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2002 AND 2001

     The carrying amounts and fair values of the Company's significant financial instruments at March 31, 2002 are as follows:

                                   Carrying
                                    Amount            Fair Value

Cash and cash                      $  9,630            $  9,630
 equivalents

Note payable to shareholder         373,000             373,000

Loan payable to shareholder/
 director                           748,000             748,000

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE



                            PART III


ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE
            EXCHANGE ACT

     The following persons are the directors and executive officers of the Company as of March 31, 2002. All directors are elected by the shareholders to serve until the next meeting of shareholders or until their successors are duly elected and qualified. Officers are elected by the Board of Directors to serve at the pleasure of the Board.


       Name                   Age            Position

Calvin S. Shoemaker            61      President/Chief Executive
                                       Officer/Director

Melvin T. Goldberger           82      Treasurer/Director

Gary S. Spirer                 57      Director

David H. Peipers               45      Director

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

ITEM 10.     EXECUTIVE COMPENSATION:

     The following tables set forth executive compensation for the last three fiscal years, stock awards and stock option values for the fiscal 2002.
                                Annual Compensation

                                                 Other Annual
Name and            Fiscal    Salary     Bonus    Compensa-
Position             Year       ($)       ($)     tion ($)

Calvin Shoemaker     2000     75,000     13,072         0
President/Chief      2001     75,000      7,615         0
Executive Officer    2002     49,869      2,233         0

All executive
Officers as a        2000    275,750     40,670         0
Group (two           2001    152,500     13,960         0
persons)             2002     94,581      4,094         0

                               Long Term Compensation

                               Awards           Payouts
                   Restricted                              All
                     Stock        Options/      LTIP     Other
Name and            Awards         SARs       Payouts  Compensa-
Position          (# Shares)(1)     (#)  (2)    ($)     tion $)

Calvin Shoemaker            0       600,000        0          0
President/Chief             0             0        0          0
Executive Officer           0             0        0          0

All Executive
Officers as a               0     1,240,000        0          0
Group (two                  0             0        0          0
Persons)                    0             0        0          0

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

                                   Option/SAR Grants in Fiscal 2002


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


             (1)  No options were granted to Executive Officers in fiscal 2002.


                                Aggregated Option/SAR Exercises in Fiscal 2002
                                      And March 31, 2002 Option/SAR Values


                                                            Number of           Value of
                                                            Securities          Unexercised
                                                            Underlying          In-the-Money
                                                            Unexercised         Options/
                                                            Options/SARs at     SARs at March 31,
                                                            March 31, 2002(#)   2002 ($)

                        Shares Acquired      Value          Exercisable/        Exercisable/
Name                    on Exercise (#)      Realized       Unexercisable       Unexercisable
Calvin Shoemaker
President/Chief
Executive Officer       0                    0              600,000/400,000     0/0

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT:

     The following table sets forth, as of June 21, 2002, certain information regarding the amount and percentage of Common and Preferred Stock beneficially owned by each person known by the Company to own more than five percent of its outstanding Common and Preferred Stock, each director of the Company and all officers and directors as a group.

                                   Amount of
Name and Address                   Beneficial         Percentage
Beneficial Owner of               Ownership of         of Voting
Identity of Group                 Common Stock        Securities

Calvin S. Shoemaker(4)(6)              80,091            0.38%
P.O. Box 8627
Deerfield Beach, FL 33443

Gary S. Spirer(1)                     106,300            0.51%
50 Main Street
White Plains, NY 10606

Capital Hill Group                      3,945            0.02%
Gary Spirer, President
50 Main Street
White Plains, NY 10606

David H. Peipers(1)(3)              3,196,064           15.34%
888 Seventh Avenue
New York, NY 10106

Cornerhouse Ltd. Ptshp.(3)          6,217,201           29.84%
David Peipers, G.P.
888 Seventh Avenue
New York, NY 10106

Winsome Ltd. Ptshp(3)               5,982,131           28.71%
David Peipers, G.P.
888 Seventh Avenue
New York, NY 10106

Melvin Goldberger(1)(2)                20,333            0.10%
1599 N.W. 9th Avenue
Boca Raton, FL 33486

Seventh Investment
  Bancing Corp.(2)                     93,760            0.45%
Melvin Goldberger, President
1599 N.W. 9th Avenue
Boca Raton, FL 33486

All Directors and
Executive Officers as
a Group (4 persons) (5)            15,744,165           75.57%

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

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

     Pursuant to a May 1993 Consulting agreement between the Company and Capital Hill Group Inc. ("CHG"), the Company incurred consulting fees to CHG of $5,550 per month, for a total of $236,500 through December 1996 when the agreement terminated. Of this amount $225,500 has been accrued to date and is included in accounts payable due to shareholders/officers/directors at March 31, 2002.

     In connection with the Finder's agreement between the Company and CHG the Company accrued finders fees of $493,000 through December 1996 which is included in accounts payable due to shareholders/officers/directors at March 31, 2002.

     During the fiscal year ended March 31, 2002, one shareholder/director of the Company provided funding to the Company in the amount of $318,000 for notes payable on demand at interest rate of 8% annum.


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

  (b)  Reports on Form 8-K

       The Company did not file any reports on Form 8-K during the three months ended March 31, 2002.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SK Technologies Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SK TECHNOLOGIES CORPORATION,
                             a Delaware corporation


Date:  July 12, 2002         By:  /s/ Calvin S. Shoemaker
                                  Calvin S. Shoemaker, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature                     Title                  Date


/s/ Calvin S. Shoemaker     President/Chief        July 12, 2002
Calvin S. Shoemaker         Executive Officer/
                            Director

/s/ Melvin T. Goldberger    Treasurer/Director/    July 12, 2002
Melvin T. Goldberger        Principal Accounting
                            Officer

David H. Peipers            Director

Gary Spirer                 Director