Form 10QSB
period 2002-06-30
SK TECHNOLOGIES CORP
filed 2002-08-14
CIK 847777

FORM 10-QSB - QUARTERLY REPORT
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2002

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

     Common Stock, $.001 Par Value = 19,664,494 shares as of
     August 8, 2002.





                    SK TECHNOLOGIES CORPORATION

                               INDEX

                            FORM 10-QSB
                THREE MONTHS ENDED JUNE 30,2002


PART I.   FINANCIAL INFORMATION
Page

                   Consolidated Condensed Balance Sheet. . . 1-2 Consolidated Condensed Statements of
                     Operations. . . . . . . . . . . . . . .     3
                   Consolidated Condensed Statements of
                     Cash Flows  . . . . . . . . . . . . . .     4
                   Notes to the Consolidated Condensed
                     Financial Statements. . . . . . . . . .   5-6

          Item 1.  Management's Discussion and Analysis of
                     Financial Condition and Results
                     of Operations . . . . . . . . . . . . .   7-8


PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings . . . . . . . . . . . .     9
          Item 2.  Changes in Securities . . . . . . . . . .     9
          Item 3.  Defaults Upon Senior Securities . . . . .     9
          Item 4.  Submission of Matters to a Vote
                     of Security Holders . . . . . . . . . .     9
          Item 5.  Other Information . . . . . . . . . . . .     9
          Item 6.  Exhibits and Reports on Form 8-K. . . . .     9

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . .     10






















           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEET
                         June 30, 2002

                              ASSETS


Current Assets:
  Cash                                              $ 16,345

                                                    --------
                                                    $ 16,345
                                                    ========









































                   (Continued on following page)
                               - 1 -

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED BALANCE SHEET (CONT'D)
                        June 30, 2002

                LIABILITIES AND CAPITAL DEFICIENCY


Current Liabilities:
  Accounts payable                                   $     4,798
  Accrued expenses                                        34,239
  Due to shareholders/officers/directors                 890,636
  Current portion of notes payable to shareholder         12,000
  Loans payable to shareholder/director                  764,500
  License Agreement Deposit                                3,982
                                                     -----------
  Total Current Liabilities                            1,710,155

Notes payable to shareholder, less current portion       364,000

Capital Deficiency:
  Preferred Stock, $.001 par value,
    5,000,000 shares authorized
      1,000,000 shares designated as
        convertible Series B Preferred Stock
        396,066 shares issued and outstanding                396
      3,000 shares designated as Series D
        Preferred Stock, 793 shares issued
        and outstanding                                        1
  Common Stock, $.001 par value, 25,000,000
    shares authorized, 19,644,494 shares
    issued and outstanding                                19,644
  Additional paid-in capital                          13,840,737
  Accumulated deficit                                (15,918,588)
                                                     -----------
    Capital Deficiency                                (2,057,810)
                                                     -----------
                                                     $    16,345
                                                     ===========















The accompanying notes are an integral part of the financial statements.
                                 - 2 -


                SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED JUNE 30, 2002 AND 2001

                                             2002                  2001

Revenues:
  Equipment, software sales and
    Support                              $          -         $    80,179

Cost of Revenues:
  Cost of equipment sold                            -               2,884
  Amortization of software
    development costs                               -              23,903
  Research and development expenses                 -               6,308
                                         -------------        ------------
                                                    -              33,095
                                         -------------        ------------
Gross Profit                                        -              47,084

Selling, General and Administrative
Expenses:
  Compensation and payroll taxes                9,026             122,772
  Other selling, general and
    administrative expenses                     2,313              68,781
                                          ------------        ------------
                                               11,339             191,553
                                          ------------        ------------
Operating Loss                                (11,339)           (144,469)

Other (Expenses) Income:
  Interest expense                            (24,253)            (19,934)
  Other, net                                   20,589                 (16)
                                          ------------        ------------
Total Other (Expenses) Income                  (3,664)            (19,950)
                                          ------------        ------------
Net loss                                      (15,003)           (164,419)
                                          ============        ============
Basic Loss Per Common Share              $       (.00)        $      (.01)
                                         =============        ============
Diluted Loss Per Common Share            $       (.00)        $      (.01)
                                         =============        ============
Weighted Average Number of
  Common Shares Outstanding                19,664,494          19,664,494
                                         =============        ============








The accompanying notes are an integral part of the financial statements.
                                   - 3 -


               SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                THREE MONTHS ENDED JUNE 30, 2002 AND 2001


                                                      2002          2001

Net cash used in operating activities             $  (12,785)   $ (137,569)

Cash Flows From Investing Activities:
  Additions to software development costs                  -       (41,972)
  Net (increase) decrease in other assets                  -           192
                                                  -----------   -----------
Net cash used in investing activities                      -       (41,780)

Cash Flows From Financing Activities:
  Proceeds from loans from
    shareholders/directors                            16,500       204,000
  Principal payments on note payable to
    shareholder                                        3,000        (3,000)
  Principal payments on capital
    lease obligations                                      -        (1,095)
                                                  -----------   -----------
Net cash provided by financing
  activities                                          19,500       199,905
                                                  -----------   -----------
Increase in cash                                       6,715        20,556

Cash at beginning of period                            9,630        23,042
                                                  -----------   -----------
Cash at end of period                             $   16,345    $   43,598
                                                  ===========   ===========
Supplemental disclosure of cash flow information:
  Cash paid for interest                          $        -    $    9,637
                                                  ===========   ===========


















The accompanying notes are an integral part of the financial statements.
                                   - 4 -


            SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
      NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED JUNE 30, 2002

NOTE 1 - License Agreement Deposit

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

            SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
      NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED JUNE 30, 2002

     License and consulting fees will be recognized over the life of the agreement as products are shipped and cash is received.
The Company recognized license fees of $3,920 during the three months ended June 30 2002, as reflected on the Statement of Operations. At June 30, 2002 the Balance Sheet reflects a License Agreement Deposit of $3,982 from this Agreement.

NOTE 2 - INCOME TAXES

     For the year ended March 31, 2002, no provision or (credit) for income taxes has been provided for in the accompanying consolidated financial statements because realization of such income tax benefits cannot be reasonably assured. The Company will recognize the benefit from such carryforward losses in the future, if and when they are realized, in accordance with applicable provisions of accounting principles for income taxes.

     At March 31, 2002, the Company had net operating loss carryforwards of approximately $14 million that can be used to offset future taxable income, that expire in the years 2007 through 2022. In fiscal 1995, the Company had ownership changes as defined under Internal Revenue Code Section 382 (Section 382). As such, the availability to utilize the net operating losses that existed as of this ownership change is limited.

NOTE 3 - GOING CONCERN CONSIDERATION

     The Company had a net loss of $15,003 for the three months ended June 30, 2002 and has a net capital deficiency of $2,057,810 as of June 30, 2002. The Company has experienced losses from operations in the past and continues to experience losses. Based on these conditions, doubt exists about the ability of the Company to continue as a going concern.

     The financial statements for the three months ended June 30, 2002 do not include adjustments relating to the recoverability and classification of the recorded carrying value of the assets or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     During the first three months of fiscal 2003 a majority shareholder/director provided funding to the Company in the amount of $16,500 based on the Company's cash deficiencies from operations. As of August 8, 2002, one shareholder/director has provided funding to the Company in the amount of $16,500 for cash deficiencies in the fiscal 2003. There is no guarantee or commitment that the shareholder/director will provide additional funding to meet actual cash deficiencies for the remainder of fiscal 2003.

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

Liquidity and Capital Resources

     The Company had a net loss of $15,003 and $164,419 for the three months ended June 30, 2002 and 2001, respectively.

     During the three months ended June 30, 2002, one shareholder/director of the Company provided funding to the Company in the amount of $16,500 for note payable on demand at interest rate of 8% annum.

     During the three months ended June 30, 2002 and 2001, the Company's capitalized expenditures for development were $0 and $41,972, respectively; accumulated amortization was $0 and $23,903, for the three months ended June 30, 2002 and 2001, respectively. The Company does not anticipate incurring any development costs for fiscal 2003.


Results of Operations

     The Company had a net loss of $15,003 and $164,419 for the three months ended June 30, 2002 and 2001, respectively. Revenues for the three months ended June 30, 2002 and 2001 were $0 and $80,179, respectively, from equipment and software sales and support.

     Amortization of software development costs was $0 and $23,903 for the three months ended June 30, 2002 and 2001, respectively.
In addition, the Company incurred and expensed research and development costs of $0 and $6,308 during the three months ended

June 30, 2002 and 2001, respectively, to maintain and improve the existing versions of the StoreKare products.

     Total selling, general and administrative expenses for the three months ended June 30, 2002 decreased 94% to $11,339 for the three months ended June 30, 2002 from $191,553 for the three months ended June 30, 2001. The Company anticipates that total selling, general and administrative costs for the remainder of fiscal 2003 will decrease slightly from the first three months of fiscal 2003.

     The Company incurred interest expense of $24,253 and $19,934 during the three months ended June 30, 2002 and 2001, respectively. Interest expense was incurred on loans from shareholders/directors and their related entities, of $24,253 and $10,322 during the three months ended June 30, 2002 and 2001.

Seasonality

     The Company believes that seasonality does not impact its current operations.

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

     Not applicable

Item 2.  Changes in Securities

     Not applicable

Item 3.  Defaults Upon Senior Securities

     Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable

Item 5.  Other Information

     Not applicable

Item 6.  Exhibits and Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the three months ended June 30, 2002

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, SK Technologies Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                 SK Technologies Corporation
                                       (Registrant)

Date: August 14, 2002              /s/ Calvin S. Shoemaker
                              President, Chief Executive Officer



Date: August 14, 2002               /s/ Melvin T. Goldberger
                           Treasurer, Principal Accounting Officer