Form 10QSB
period 2002-09-30
SK TECHNOLOGIES CORP
filed 2002-11-19
CIK 847777

FORM 10-QSB - QUARTERLY REPORT
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2002

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ________ to _________

                   Commission file number 0-18184

                    SK Technologies Corporation
--------------------------------------------------------------
 (Exact name of small business issuer as specified in its charter)

           Delaware                         52-1507455
-------------------------------     ----------------------------
(State or other jurisdiction of     (IRS Employer Identification
inCorporationoration or organization)      No.)

           3060 N.E. 42 Street, Ft. Lauderdale, FL 33308
  ------------------------------------------------------------
              (Address of principal executive offices)

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

Common Stock, $.001 Par Value = 19,644,494 shares as of
November 15, 2002.

                    SK TECHNOLOGIES CORPORATION

                               INDEX

                            FORM 10-QSB
                SIX MONTHS ENDED SEPTEMBER 30,2002


PART I.   FINANCIAL INFORMATION                              Page

          Item 1.  Financial Statements

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
                   Notes to the Consolidated Condensed
                     Financial Statements. . . . . . . . . . 5-7

          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results
                     of Operations . . . . . . . . . . . . . 8-9

          Item 3.  Controls and Procedures .   . . . . . . . 10

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings . . . . . . . . . . . . 10
          Item 2.  Changes in Securities . . . . . . . . . . 10
          Item 3.  Defaults Upon Senior Securities . . . . . 10
          Item 4.  Submission of Matters to a Vote
                     of Security Holders . . . . . . . . . . 10
          Item 5.  Other Information . . . . . . . . . . . . 10
          Item 6.  Exhibits and Reports on Form 8-K. . .. .  10-11

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . .  12

CERTIFICATIONS  . . . . . . . . . . . . . . . . . . . . . .  13-18

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEET
                         September 30, 2002



PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS






                              ASSETS


Current Assets:
  Cash                                              $  2,051
                                                    --------
                                                    $  2,051
                                                    ========
















                       (Continued on following page)

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED BALANCE SHEET (CONT'D)
                        September 30, 2002





                LIABILITIES AND CAPITAL DEFICIENCY


Current Liabilities:
  Accounts payable                                $     4,798
  Accrued expenses                                     34,866
  Due to shareholders/officers/directors              915,316
  Current portion of notes payable to shareholder      12,000
  Loans payable to shareholder/director               773,100
  License Agreement Deposit                             3,982
                                                  -----------
  Total Current Liabilities                         1,744,062

Notes payable to shareholder, less current portion    364,000

Capital Deficiency:
  Preferred Stock, $.001 par value,
    5,000,000 shares authorized
      1,000,000 shares designated as
        convertible Series B Preferred Stock
        396,066 shares issued and outstanding             396
      3,000 shares designated as Series D
        Preferred Stock, 793 shares issued
        and outstanding                                     1
  Common Stock, $.001 par value, 25,000,000
    shares authorized, 19,644,494 shares
    issued and outstanding                             19,644
  Additional paid-in capital                       13,840,737
  Accumulated deficit                             (15,966,789)
                                                  -----------
    Capital Deficiency                             (2,106,011)
                                                  -----------
                                                  $     2,051
                                                 ===========










The accompanying notes are an integral part of the financial statements.

              SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                          Three Months    Three Months     Six Months      Six Months
                                             Ended           Ended           Ended           Ended
                                          September 30,   September 30,   September 30,   September 30,
                                              2002            2001            2002            2001
Revenues:
  Equipment, software sales and support    $         -     $    51,880     $         -     $   132,059

Cost of Revenues:
  Cost of equipment sold                             -           1,459               -           4,343
  Amortization of software development
    costs                                            -          22,222               -          46,125
  Research and development expenses                  -           9,244               -          15,552
                                           -----------     -----------     -----------     -----------
                                                     -          32,925               -          66,020
                                           -----------     -----------     -----------     -----------
Gross Profit                                         -          18,955               -          66,039

Selling, General and Administrative
Expenses:
  Compensation and payroll taxes                11,368          92,592          20,394         215,364
  Other selling, general and
    administrative expenses                     12,153          71,862          14,466         140,643
                                           -----------     -----------     -----------     -----------
                                                23,521         164,454          34,860         356,007
                                           -----------     -----------     -----------     -----------
Operating Loss                                 (23,521)       (145,499)        (34,860)       (289,968)

Other (Expenses) Income:
  Impairment Losses                                  -        (238,614)              -        (238,614)
  Interest expense                             (24,680)        (23,210)        (48,933)        (43,144)
  Other, net                                         -          (3,558)         20,589          (3,574)
                                           -----------     -----------     -----------     -----------
Total Other (Expenses) Income:                 (24,680)       (265,382)        (28,344)       (285,332)
                                           -----------     -----------     -----------     -----------
Net Loss                                       (48,201)       (410,881)        (63,204)       (575,300)
                                           ============    ===========     ===========     ===========
Basic Loss Per Common Share                $      (.00)    $      (.02)    $      (.00)    $      (.03)
                                           ===========     ===========     ===========     ===========
Diluted Loss Per Common Share                     (.00)           (.02)           (.00)           (.03)
                                           ===========     ===========     ===========     ===========
Weighted Average Number of
  Common Shares Outstanding                 19,644,494      19,644,494      19,644,494      19,644,494
                                           ===========     ===========     ===========     ===========




















The accompanying notes are an integral part of the financial statements.

               SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


                                                      2002          2001

Net cash used in operating activities             $  (35,679)   $ (201,433)

Cash Flows From Investing Activities:
  Additions to software development costs                  -       (76,674)
  Net increase in other assets                             -           192
                                                  -----------   -----------
Net cash used in investing activities                      -       (76,482)

Cash Flows From Financing Activities:
  Proceeds from loans from
    shareholders/directors                            25,100       275,000
  Principal payments on note payable to
    shareholder                                        3,000        (3,000)
  Principal payments on capital
    lease obligations                                      -        (2,037)
                                                  -----------   -----------
Net cash provided by financing
  activities                                          28,100       269,963
                                                  -----------   -----------
Decrease in cash                                      (7,579)       (7,952)

Cash at beginning of period                            9,630        23,042
                                                  -----------   -----------
Cash at end of period                             $    2,051    $   15,090
                                                  ===========   ===========
Supplemental disclosure of cash flow information:
  Cash paid for interest                          $        -    $    9,871
                                                  ===========   ===========

















The accompanying notes are an integral part of the financial statements.

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
      NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  SIX MONTHS ENDED SEPTEMBER 30, 2002


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

            SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
      NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  SIX MONTHS ENDED SEPTEMBER 30, 2002


     License and consulting fees will be recognized over the life of the agreement as products are shipped and cash is received. The Company recognized license fees of $0 and $3,920 and $402 and $402 for the three months and six months ended September 30, 2002 and 2001, respectively, as reflected on the Statement of Operations. At September 30, 2002 the Balance Sheet reflects a License Agreement Deposit of $3,982 from this Agreement.

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

     At March 31, 2002 the Company had net operating loss carryforwards of approximately $14 million that can be used to offset future taxable income, that expire in the years 2007 through 2022. In fiscal 1995, the Company had ownership changes as defined under Internal Revenue Code Section 382 (Section 382). As such, the availability to utilize the net operating losses that existed as of this ownership change is limited.

NOTE 3 - GOING CONCERN CONSIDERATION

     The Company had a net loss of $63,204 for the six months ended September 30, 2002 and has a net capital deficiency of $2,106,011 as of September 30, 2002. The Company has experienced losses from operations in the past and continues to experience losses. Based on these conditions, doubt exists about the ability of the Company to continue as a going concern. Except for the license and consulting fee arrangements described in Note 1 above, the Company has not conducted any active business operations since October 19, 2001.

     The financial statements for the six months ended September 30, 2002 do not include adjustments relating to the recoverability and classification of the recorded carrying value of the assets or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     During the first six months of fiscal 2003 a majority shareholder/director provided funding to the Company in the amount of $25,100 based on the Company's cash deficiencies from operations. As of November 15, 2002, one shareholder/director has

            SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
      NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  SIX MONTHS ENDED SEPTEMBER 30, 2002


provided funding to the Company in the amount of $28,600 for cash deficiencies in the fiscal 2003. There is no guarantee or commitment that the shareholder/director will provide additional funding to meet actual cash deficiencies for the remainder of fiscal 2003.

NOTE 4 - MERGER AGREEMENT

     On September 17, 2002 the Board of Directors approved a share exchange agreement with Aspro Technologies, Ltd. ("Aspro") and Aspro's two principal shareholders that will result in the acquisition by SK of all outstanding shares of Aspro capital stock in exchange for new shares of SK common stock (the "Exchange"). Upon closing of the transaction, Aspro will become a wholly-owned subsidiary of SK. The Board also approved a recapitalization plan to be implemented concurrently with the Exchange pursuant to which all present holders of SK debt, together with holders of SK's outstanding shares of common stock and Series B Preferred Stock (other than David Peipers, Chairman of the Board, whose Series B Preferred shares will be cancelled), will be exchanged for new shares of SK common stock (the "Recapitalization"). Following completion of the Exchange and recapitalization transactions, the former Aspro shareholders will own 91% of the new shares of SK common stock and the present holders of debt, Series B Preferred shares and common stock will own 9%. On the closing date, the four current directors of SK will resign and five individuals designated by Aspro will be appointed new directors of SK. The transactions were expected to close on or about November 15, 2002. However, since certain conditions of Aspro have not yet been fulfilled, the transactions have not been completed. The Company and Aspro expect shortly to execute an amendment to the share agreement extending the termination date to January 31, 2003.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS:

General

     On September 17, 2002 the Board of Directors approved a share exchange agreement with Aspro Technologies, Ltd. ("Aspro") and Aspro's two principal shareholders that will result in the acquisition by SK of all outstanding shares of Aspro capital stock in exchange for new shares of SK common stock (the "Exchange"). Upon closing of the transaction, Aspro will become a wholly-owned subsidiary of SK. The Board also approved a recapitalization plan to be implemented concurrently with the Exchange pursuant to which all present holders of SK debt, together with holders of SK's outstanding shares of common stock and Series B Preferred Stock (other than David Peipers, Chairman of the Board, whose Series B Preferred shares will be cancelled), will be exchanged for new shares of SK common stock (the "Recapitalization"). Following completion of the Exchange and recapitalization transactions, the former Aspro shareholders will own 91% of the new shares of SK common stock and the present holders of debt, Series B Preferred shares and common stock will own 9%. On the closing date, the four current directors of SK will resign and five individuals designated by Aspro will be appointed new directors of SK. The transactions were expected to close on or about November 15, 2002. However, since certain conditions of Aspro have not yet been fulfilled, the transactions have not been completed. The Company and Aspro expect shortly to execute an amendment to the share exchange agreement extending the termination date to January 31, 2003.

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

Liquidity and Capital Resources

     The Company had a net loss of $48,201 and $63,204, and $410,881 and $575,300, for the three and six months ended
September 30, 2002 and 2001, respectively.

     During the six months ended September 30, 2002, one shareholder/director of the Company provided funding to the Company in the amount of $25,100 for note payable on demand at interest rate of 8% annum.

     During the three and six months ended September 30, 2002 and 2001, the Company capitalized $0 and $0, and $0 and $76,674, respectively, of development costs. Amortization of development cost was $0 and $0, and $22,222 and $46,125, for the three and six months ended September 30, 2002 and 2001, respectively. The Company does not anticipate incurring any development costs for fiscal 2003.

     During the first six months of fiscal 2003 a majority shareholder/director provided funding to the Company in the amount of $25,100 based on the Company's cash deficiencies from operations. As of November 15, 2002, one shareholder/director has provided funding to the Company in the amount of $28,600 for cash deficiencies in the fiscal 2003. There is no guarantee or commitment that the shareholder/director will provide additional funding to meet actual cash deficiencies for the remainder of fiscal 2003.

Results of Operations

     The Company had a net loss of $48,201 and $63,204, and $410,881 and $575,300, for the three and six months ended
September 30, 2002 and 2001, respectively.

     Amortization of software development costs was $0 and $0, and $22,222 and $46,125 for the three and six months ended September 30, 2002 and 2001, respectively. In addition the Company incurred and expensed, research and development costs of $0 and $0, and $9,244 and $15,552, during the three and six months ended September 30, 2002 and 2001, respectively, to maintain and improve the existing versions of the StoreKare products.

     Total selling, general and administrative expenses for the six months ended September 30, 2002 decreased 90% to $34,860 for the six months ended September 30, 2002 from $356,007 for the six months ended September 30, 2001. The Company anticipates that total selling general and administrative costs for the remainder of fiscal 2003 will decrease slightly from the first six months of fiscal 2003.

     The Company incurred interest expense of $24,680 and $48,933, and $23,210 and $43,144 during the three and six months ended September 30, 2002 and 2001, respectively. Interest expense was incurred on loans from shareholders/directors and their related entities, of $24,680 and $48,933 and $23,210 and $43,144 during the three and six months ended September 30, 2002 and 2001, respectively.

     The Company is not currently conducting any active business operations.

ITEM 3.     CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-14(c) and 15d-14(c). Based upon that evaluation, the Chief Executive Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures are effective.

(b) Changes in Internal Controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     Not applicable

Item 2.  Changes in Securities

     Not applicable

Item 3.  Defaults Upon Senior Securities

     Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable

Item 5.  Other Information

     Not applicable

Item 6.  Exhibits and Reports on Form 8-K

     (a) 99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Calvin Shoemaker)
         99.2 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Melvin Goldberger)

     (b)	Reports on Form 8-K

    (1) On September 17, 2002 the Company filed a report on Form
8-K with the Securities and Exchange Commission and reported that its Board of Directors approved the Exchange and the Recapitalization in connection with Aspro.

    David H. Peipers, Chairman of the Board of Directors of the Company, and certain affiliates who currently beneficially own
73.4 percent of SK common stock have also approved the transactions by written consent. An information statement pursuant to Section 14(f) of the 1934 Securities Exchange Act has been filed with the SEC and mailed to all SK common stockholders. No vote or other action of the security holders of SK is required and proxies are not being solicited from SK common stockholders.

    (2) On October 7, 2002 the Company filed a report on Form 8-K with the Securities and Exchange Commission and reported that the closing of the Exchange and the Recapitalization transactions with Aspro have been delayed until at least the end of October. The transactions were originally scheduled to close on or about October 4, 2002. SK and Aspro agreed to extend the termination date under the share exchange agreement among them and the two principal shareholders of Aspro to November 15, 2002.

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, SK Technologies Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                 SK Technologies Corporation
                                      (Registrant)

Date: November 18, 2002            /s/ Calvin S. Shoemaker
                              President, Chief Executive Officer



Date: November 18, 2002            /s/ Melvin T. Goldberger
                           Treasurer, Principal Accounting Officer

                         CERTIFICATIONS


        CERTICICATION OF CHIEF EXECUTIVE OFFICER PURSUANT
                    TO 18 U.S.C. SECTION 1350


I, Calvin Shoemaker, certify that:

1. I have received this quarterly report on Form 10-QSB of SK
Technologies Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of SK Technologies Corporation as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's

                          - 13 -
<
ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were Significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 18, 2002

/s/  Calvin Shoemaker

Calvin Shoemaker, Chief Executive Officer

     CERTICICATION OF PRINCIPAL ACCOUNTING OFFICER PURSUANT
                   TO 18 U.S.C. SECTION 1350

I, Melvin Goldberger, certify  that:

1. I have received this quarterly report on Form 10-QSB of SK
Technologies Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of SK Technologies Corporation as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were Significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 18, 2002

/s/  Melvin Goldberger,

Melvin Goldberger, Principal Accounting Officer

                           Exhibit 99.1

                     CERTIFICATION PURSUANT TO
                      18 U.S.C. SECTION 1350
                      AS ADOPTED PURSUANT TO
           SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying quarterly report of SK Technologies Corporation, (the "Company") on Form 10-QSB for the quarter ending September 30, 2002, as filed with the Securities and Exchange commission on the date hereof (the"Report"), I, Calvin Shoemaker, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

(1) The Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fully presents, in all material respects, the financial condition and results of operations of the Company.



By:  /s/  Calvin Shoemaker

Name:  Calvin Shoemaker

Date:  November 18, 2002

                           Exhibit 99.2

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the accompanying quarterly report of SK Technologies Corporation, (the "Company") on Form 10-QSB for the quarter ending September 30, 2002, as filed with the Securities and Exchange commission on the date hereof (the"Report"), I, Melvin Goldberger, Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

(1) The Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fully presents, in all material respects, the financial condition and results of operations of the Company.



By:  /s/  Melvin Goldberger

Name: Melvin Goldberger

Date:  November 18, 2002