Form 10QSB
period 2002-12-31
SK TECHNOLOGIES CORP
filed 2003-02-14
CIK 847777

FORM 10-QSB - QUARTERLY REPORT
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2002

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

Common Stock, $.001 Par Value = 19,644,494 shares as of
February 7, 2003.

                    SK TECHNOLOGIES CORPORATION

                               INDEX

                            FORM 10-QSB
                NINE MONTHS ENDED DECEMBER 31,2002


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

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEET
                         December 31, 2002



PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS






                              ASSETS


Current Assets:
  Cash                                              $  1,555
                                                    --------
                                                    $  1,555
                                                    ========



















                (Continued on following page)

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED BALANCE SHEET (CONT'D)
                        December 31, 2002





                LIABILITIES AND CAPITAL DEFICIENCY


Current Liabilities:
  Accounts payable                                $     4,798
  Accrued expenses                                     35,166
  Due to shareholders/officers/directors              940,148
  Current portion of notes payable to shareholder      12,000
  Loans payable to shareholder/director               787,300
  License Agreement Deposit                             3,982
                                                  -----------
  Total Current Liabilities                         1,783,394

Notes payable to shareholder, less current portion    364,000

Capital Deficiency:
  Preferred Stock, $.001 par value,
    5,000,000 shares authorized
      1,000,000 shares designated as
        convertible Series B Preferred Stock
        396,066 shares issued and outstanding             396
      3,000 shares designated as Series D
        Preferred Stock, 793 shares issued
        and outstanding                                     1
  Common Stock, $.001 par value, 25,000,000
    shares authorized, 19,644,494 shares
    issued and outstanding                             19,644
  Additional paid-in capital                       13,840,737
  Accumulated deficit                             (16,006,617)
                                                  -----------
    Capital Deficiency                             (2,145,839)
                                                  -----------
                                                  $     1,555
                                                  ===========










The accompanying notes are an integral part of the financial statements.

                              SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                          Three Months    Three Months     Nine Months    Nine Months
                                             Ended           Ended           Ended           Ended
                                          December 31,   December 31,     December 31,    December 31,
                                              2002            2001            2002            2001
Revenues:
  Equipment, software sales and support    $         -     $     7,554     $         -     $   139,613

Cost of Revenues:
  Cost of equipment sold                             -             111               -           4,454
  Amortization of software development
    costs                                            -               -               -          46,125
  Research and development expenses                  -               -               -          15,552
                                           -----------     -----------     -----------     -----------
                                                     -             111               -          66,131
                                           -----------     -----------     -----------     -----------
Gross Profit                                         -           7,443               -          73,482

Selling, General and Administrative
Expenses:
  Compensation and payroll taxes                11,157          17,673          31,551         233,037
  Other selling, general and
    administrative expenses                      3,839          34,930          18,305         175,573
                                           -----------     -----------     -----------     -----------
                                                14,996          52,603          49,856         408,610
                                           -----------     -----------     -----------     -----------
Operating Loss                                 (14,996)        (45,160)        (49,856)       (335,128)

Other (Expenses) Income:
  Impairment Losses                                  -        (237,180)              -        (475,794)
  Interest expense                             (24,832)        (24,165)        (73,765)        (67,309)
  Other, net                                         -         (15,088)         20,589         (18,662)
                                           -----------     -----------     -----------     -----------
Total Other (Expenses) Income:                 (24,832)       (276,433)        (53,176)       (561,765)
                                           -----------     -----------     -----------     -----------
Net Loss                                       (39,828)       (321,593)       (103,032)       (896,893)
                                           ============    ===========     ===========     ===========
Basic Loss Per Common Share                $      (.00)    $      (.02)    $      (.01)    $      (.05)
                                           ===========     ===========     ===========     ===========
Diluted Loss Per Common Share                     (.00)           (.02)           (.01)           (.05)
                                           ===========     ===========     ===========     ===========
Weighted Average Number of
  Common Shares Outstanding                 19,644,494      19,644,494      19,644,494      19,644,494
                                           ===========     ===========     ===========     ===========



























The accompanying notes are an integral part of the financial statements.

               SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001


                                                      2002          2001

Net cash used in operating activities             $  (50,375)   $ (253,176)

Cash Flows From Investing Activities:
  Additions to software development costs                  -       (76,654)
  Net increase in other assets                             -        18,681
                                                  -----------   -----------
Net cash used in investing activities                      -       (57,973)

Cash Flows From Financing Activities:
  Proceeds from loans from
    shareholders/directors                            39,300       306,500
  Principal payments on note payable to
    shareholder                                        3,000        (3,000)
  Principal payments on capital
    lease obligations                                      -        (2,195)
                                                  -----------   -----------
Net cash provided by financing
  activities                                          42,300       301,305
                                                  -----------   -----------
Decrease in cash                                      (8,075)       (9,844)

Cash at beginning of period                            9,630        23,042
                                                  -----------   -----------
Cash at end of period                             $    1,555    $   13,198
                                                  ===========   ===========
Supplemental disclosure of cash flow information:
  Cash paid for interest                          $        -    $   10,108
                                                  ===========   ===========

















The accompanying notes are an integral part of the financial statements.

          SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
    NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               NINE MONTHS ENDED DECEMBER 31, 2002

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

          SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
    NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               NINE MONTHS ENDED DECEMBER 31, 2002

     License and consulting fees will be recognized over the life of the agreement as products are shipped and cash is received. The Company recognized license fees of $0 and $3,920 and $2,103 and $2,505 for the three months and nine months ended December 31, 2002 and 2001, respectively, as reflected on the Statement of Operations. At December 31, 2002 the Balance Sheet reflects a License Agreement Deposit of $3,982 from this Agreement.

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

NOTE 3 - GOING CONCERN CONSIDERATION

     The Company had a net loss of $103,032 for the nine months ended December 30, 2002 and has a net capital deficiency of $2,145,839 as of December 30, 2002. The Company has experienced losses from operations in the past and continues to experience losses. Based on these conditions, doubt exists about the ability of the Company to continue as a going concern. Except for the license and consulting fee arrangements described in Note 1 above, the Company has not conducted any active business operations since October 19, 2001.

     The financial statements for the nine months ended December 31, 2002 do not include adjustments relating to the recoverability and classification of the recorded carrying value of the assets or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     During the first nine months of fiscal 2003 a majority shareholder/director provided funding to the Company in the amount of $39,300 based on the Company's cash deficiencies from operations. As of February 12, 2003 one shareholder/director has provided funding to the Company in the amount of $48,855 for cash

          SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
    NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               NINE MONTHS ENDED DECEMBER 31, 2002

deficiencies in the fiscal 2003. There is no guarantee or commitment that the shareholder/director will provide additional funding to meet actual cash deficiencies for the remainder of fiscal 2003.

NOTE 4 - SHARE EXCHANGE TRANSACTION AND RECAPITALIZATION

     The proposed share exchange agreement ("Share Exchange Agreement") between the Company and Aspro Technologies, Ltd. ("Aspro") and Aspro's two principal shareholders was terminated on or about January 31, 2003 as a result of Aspro's inability to fulfill all conditions to the Share Exchange Agreement. The transactions contemplated by the Share Exchange Agreement, including the acquisition by the Company of all outstanding shares of Aspro capital stock in exchange for new shares of Company common stock and the recapitalization plan that was to have been implemented concurrently with the Exchange, will not be completed. The transactions were expected to close on or about November 15, 2002. As previously disclosed in the Form 10-QSB for the quarter ended September 30, 2002, the Company and Aspro were negotiating to execute an amendment to the Share Exchange Agreement extending the termination date to January 31, 2003 but such amendment was never executed by Aspro.

     The Company may continue to pursue other transactions to enable the Company to continue as a going concern. There is no guarantee that the Company will be able to find interested or suitable parties to continue the Company as a going concern.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS:

General

     The proposed share exchange agreement ("Share Exchange Agreement") between the Company and Aspro Technologies, Ltd. ("Aspro") and Aspro's two principal shareholders was terminated on or about January 31, 2003 as a result of Aspro's inability to fulfill all conditions to the Share Exchange Agreement. The transactions contemplated by the Share Exchange Agreement, including the acquisition by the Company of all outstanding shares of Aspro capital stock in exchange for new shares of Company common stock and the recapitalization plan that was to have been implemented concurrently with the Exchange, will not be completed. The transactions were expected to close on or about November 15, 2002. As previously disclosed in the Form 10-QSB for the quarter ended September 30, 2002, the Company and Aspro were negotiating to execute an amendment to the Share Exchange Agreement extending the termination date to January 31, 2003 but such amendment was never executed by Aspro.

     The Company may continue to pursue other transactions to enable the Company to continue as a going concern. There is no guarantee that the Company will be able to find interested or suitable parties to continue the Company as a going concern

     Except for historical information contained herein, certain matters set forth in this Form 10-QSB are forward looking and involve a number of risks and uncertainties that could cause future results to differ materially from these statements and trends. Such factors include but are not limited to, significant changes in economic conditions, competition in the Company's markets, changes in technology and the continued availability of funding from third parties.

Liquidity and Capital Resources

     The Company had a net loss of $39,828 and $103,032 and $321,593 and $896,893, for the three and nine months ended
December 31, 2002 and 2001, respectively.

     During the nine months ended December 31, 2002, one shareholder/director of the Company provided funding to the Company in the amount of $39,300 for note payable on demand at interest rate of 8% annum.

     During the three and nine months ended December 31, 2002 and 2001, the Company capitalized $0 and $0, and $0 and $76,674, respectively, of development costs. Amortization of development cost was $0 and $0, and $0 and $46,125, for the three and nine months ended December 31, 2002 and 2001, respectively. The Company does not anticipate incurring any development costs for fiscal 2003.

     During the first nine months of fiscal 2003 a majority shareholder/director provided funding to the Company in the amount of $39,300 based on the Company's cash deficiencies from operations. As of February 12, 2003 one shareholder/director has provided funding to the Company in the amount of $48,855 for cash deficiencies in the fiscal 2003. There is no guarantee or commitment that the shareholder/director will provide additional funding to meet actual cash deficiencies for the remainder of fiscal 2003.

Results of Operations

     The Company had a net loss of $39,828 and $103,032, and $321,593 and $896,893, for the three and nine months ended
December 31, 2002 and 2001, respectively.

     Amortization of software development costs was $0 and $0, and $0 and $46,125 for the three and nine months ended December 31, 2002 and 2001, respectively. In addition the Company incurred and expensed, research and development costs of $0 and $0, and $0 and $15,552, during the three and nine months ended December 31, 2002 and 2001, respectively, to maintain and improve the existing versions of the StoreKare products.

     Total selling, general and administrative expenses for the nine months ended December 31, 2002 decreased 88% to $49,856 for the nine months ended December 31, 2002 from $408,610 for the nine months ended December 31, 2001. The Company anticipates that total selling general and administrative costs for the remainder of fiscal 2003 will decrease slightly from the first nine months of fiscal 2003.

     The Company incurred interest expense of $24,832 and $73,765, and $24,165 and $67,309 during the three and nine months ended December 31, 2002 and 2001, respectively. Interest expense was incurred on loans from shareholders/directors and their related entities, of $24,832 and $73,765 and $23,928 and $66,576 during the three and nine months ended December 31, 2002 and 2001, respectively.

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

     Not applicable

Item 5.  Other Information

     Not applicable

Item 6.  Exhibits and Reports on Form 8-K

     (a) 99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-
          Oxley Act of 2002 (Calvin Shoemaker)

          99.2 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-
          Oxley Act of 2002 (Melvin Goldberger)

     (b) The Company did not file any reports on Form 8-K during three months ended December 31, 2002.

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, SK Technologies Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                 SK Technologies Corporation
                                      (Registrant)

Date: February 13, 2003            /s/ Calvin S. Shoemaker
                              President, Chief Executive Officer



Date: February 11, 2003            /s/ Melvin T. Goldberger
                           Treasurer, Principal Accounting Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have:

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

Date:  February 13, 2003

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

Date:  February 11, 2003

/s/  Melvin Goldberger,

Melvin Goldberger, Principal Accounting Officer

                           Exhibit 99.1

                     CERTIFICATION PURSUANT TO
                      18 U.S.C. SECTION 1350
                      AS ADOPTED PURSUANT TO
           SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying quarterly report of SK Technologies Corporation, (the "Company") on Form 10-QSB for the quarter ending December 31, 2002, as filed with the Securities and Exchange commission on the date hereof (the"Report"), I, Calvin Shoemaker, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

(1) The Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fully presents, in all material respects, the financial condition and results of operations of the Company.



By:  /s/  Calvin Shoemaker

Name:  Calvin Shoemaker

Date:  February 13, 2003

                           Exhibit 99.2

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the accompanying quarterly report of SK Technologies Corporation, (the "Company") on Form 10-QSB for the quarter ending December 31, 2002, as filed with the Securities and Exchange commission on the date hereof (the"Report"), I, Melvin Goldberger, Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

(1) The Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fully presents, in all material respects, the financial condition and results of operations of the Company.



By:  /s/  Melvin Goldberger

Name: Melvin Goldberger

Date:  February 11, 2003