Form 10KSB
period 2003-03-31
SK TECHNOLOGIES CORP
filed 2003-07-02
CIK 847777

FORM 10-KSB - ANNUAL REPORT

(Mark One)
     [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended March 31, 2003

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from _____ to _____

                     Commission file number  0-18184

                        SK TECHNOLOGIES CORPORATION
              (Name of small business issuer in its charter)

          Delaware                            52-1507455
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)           Identification No.)

3060 N.E. 42 Street, Fort Lauderdale, FL               33308
(Address of principal executive offices)             (Zip Code)

Issuer's telephone number    (954) 629-2555

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

      $0

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 2, 2003 was $23,402.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     As of June 2, 2003, 19,644,494 shares of Common Stock, par value $.001 per share, were issued and outstanding.

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

Research and Development

Research and development costs expensed in fiscal 2003 and 2002 were approximately $0 and $16,000, respectively. The Company capitalized development costs of approximately $0, and $77,000 during fiscal 2003 and 2002, respectively.

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


ITEM 2.     DESCRIPTION OF PROPERTY:

     The Company currently does not have any facility.
Management of the Company does not have any future plans to open a new facility.


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

                                         Common Stock
                                     High           Low

April 1, 2001 -
 June 30, 2001                     $ 0.09          $ 0.03

July 1, 2001 -
 September 30, 2001                $ 0.023         $ 0.021

October 1, 2001 -
 December 31, 2001                 $ 0.002         $ 0.001

January 1, 2002 -
 March 31, 2002                    $ 0.005         $ 0.003

April 1, 2002 -
 June 30, 2002                     $ 0.002         $ 0.002

July 1, 2002 -
 September 30, 2002                $ 0.009         $ 0.005

October 1, 2002 -
 December 31, 2002                 $ 0.009         $ 0.008

January 1, 2003 -
 March 31, 2003                    $ 0.005         $ 0.004

April 1, 2003 -
 June 2, 2003                      $ 0.004         $ 0.003

     On June 2, 2003, the closing bid price on the OTC Bulletin
Board of the Common Stock was $.006.

     As of June 2, 2003, Common Stock was held by approximately
500 shareholders of record.

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


Liquidity and Capital Resources

     The Company had a net loss of $140,182 for the fiscal year ended March 31, 2003. The Company's cash decreased from $9,630 at March 31, 2002 to $4,144 at March 31, 2003. The working capital deficiency increased from $(2,042,807) at March 31, 2002 to $(2,182,989) at March 31, 2003. The increase in the working capital deficiency was mainly due to the receipt of loans totaling $55,655 during fiscal 2003 from one shareholder/director of the Company and the accrued interest, on the loans from this shareholder/director, of $61,957 during fiscal 2003.

     During the fiscal year ended March 31, 2003, one shareholder/director of the Company provided funding to the Company in the amount of $55,655 for notes payable on demand at interest rate of 8% annum.

     As of June 2, 2003 one shareholder/director has provided funding to the Company in the amount of $15,500 for cash deficiencies in the fiscal 2004. There is no guarantee or commitment that the shareholder/director will provide additional funding to meet actual cash deficiencies for the remainder of fiscal 2004.

     The Company capitalized development costs of $0 and $76,654 during fiscal 2003 and 2002, respectively. The Company does not anticipate incurring any development costs for fiscal 2004.

Results of Operations

     For the years ended March 31, 2003 and 2002, the Company reported a net loss of $140,182 and $854,727. Revenues from equipment and software sales and support were $0 and $139,613 for fiscal 2003 and 2002, respectively.

     Amortization of software development costs was $0 and $46,125 for fiscal 2003 and 2002, respectively. In addition, the Company incurred and expensed, research and development costs of $0 and $15,552 for fiscal 2003 and 2002, respectively, to maintain and improve the existing versions of StoreKare products.

     Total selling, general and administrative expenses for fiscal 2003 decreased about 85% from fiscal 2002. This decrease was due to a reduction in payroll and the related reduction in certain administrative expenses. The Company anticipates that total selling, general and administrative expenses will decrease dramatically during fiscal 2004 as the Company continues to shut down operations.

     The Company incurred interest expense of $98,483 and $91,088 during fiscal 2003 and 2002, respectively. Interest expense was incurred on loans from shareholders/directors and their related entities of $61,957 and $53,405 during fiscal 2003 and 2002, respectively.

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

ITEM 7.     FINANCIAL STATEMENTS

            SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          Page


     Report of Independent Certified Public Accountants -
          Berkovits, Lago & Company, LLP                  F-1

     Consolidated Balance Sheet
          March 31, 2003                                  F-2-3

     Consolidated Statements of Operations
          Years Ended March 31, 2003 and 2002             F-4

     Consolidated Statements of Capital Deficiency
          Years Ended March 31, 2003 and 2002             F-5

     Consolidated Statements of Cash Flows
          Years Ended March 31, 2003 and 2002             F-6

     Notes to Consolidated Financial Statements
          March 31, 2003 and 2002                         F-7-17

                BERKOVITS, LAGO & COMPANY, LLP
         CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS

               REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Directors
SK Technologies Corporation and its Subsidiaries

We have audited the accompanying consolidated balance sheet of SK Technologies Corporation and its Subsidiaries ("the Company") as of March 31, 2003, and the related consolidated statements of operations, capital deficiency, and cash flows for each of the two years in the period ended March 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SK Technologies Corporation and its Subsidiaries at March 31, 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

Berkovits, Lago & Company, LLP
Plantation, Florida
June 23, 2003

            SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET
                           MARCH 31, 2003

                               ASSETS



Current Assets:
  Cash                                               $    4,144

                                                     ----------
                                                     $    4,144
                                                     ==========



                  (Continued on following page.)

            SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEET (CONT'D)
                           MARCH 31, 2003


                 LIABILITIES AND CAPITAL DEFICIENCY


Current Liabilities:
  Accounts payable                                   $    4,798
  Accrued expenses                                       33,833
  Due to shareholders/officers/directors                964,866
  Current portion of notes payable to shareholder        12,000
  Loans payable to shareholder/director                 803,655
  License Agreement Deposit                               3,981
                                                     ----------
    Total Current Liabilities                         1,823,133

Notes payable to shareholder, less current portion      364,000

Capital Deficiency:
  Preferred Stock, $.001 par
    value, 5,000,000 shares authorized:
      1,000,000 shares designated as
        convertible Series B Preferred Stock,
        396,066 shares issued and
        outstanding                                         396
      3,000 shares designated as Series D
        Preferred Stock, 793 shares issued
        and outstanding                                       1
  Common Stock, $.001 par value, 25,000,000
    shares authorized, 19,644,494 shares
    issued and outstanding                               19,644
  Additional paid-in capital                         13,840,737
  Accumulated deficit                               (16,043,767)
                                                     ----------
    Capital Deficiency                               (2,182,989)
                                                     ----------
                                                     $    4,144
                                                     ==========






  The accompanying notes are an integral part of the financial statements.

               SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED MARCH 31, 2003 AND 2002

                                                  2003              2002

Revenues:
  Equipment, software sales and
    support                                 $         -       $   139,613

Cost of Revenues:
  Cost of equipment sold                              -             4,454
  Amortization of software
    development costs                                 -            46,125
  Research and development expense                    -            15,552
                                            -----------       -----------
                                                      -            66,131
                                            -----------       -----------
Gross Profit                                          -            73,482

Selling, General and Administrative
Expenses:
  Compensation and payroll taxes                 43,008           237,123
  Other selling, general and
    administrative expenses                      19,280           180,042
                                            -----------       -----------
                                                 62,288           417,165
                                            -----------       -----------
Operating Loss                                  (62,288)         (343,683)

Other (Expenses) Income:
  Impairment Losses                                   -          (495,794)
  Interest expense                              (98,483)          (91,088)
  Other, net                                     20,589            75,838
                                            -----------       -----------
    Total Other Expenses                        (77,894)         (511,044)
                                            -----------       -----------
Net Loss                                    $  (140,182)      $  (854,727)
                                            ============      ============
Basic Loss Per Common Share                 $     (0.01)      $     (0.04)
                                            ============      ============
Diluted Loss Per Common Share               $     (0.01)      $     (0.04)
                                            ============      ============
Weighted Average Number of
  Common Shares Outstanding                  19,644,494        19,644,494
                                            ============      ============

The accompanying notes are an integral part of the financial statements

               SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CAPITAL DEFICIENCY
                   YEARS ENDED MARCH 31, 2003 AND 2002

                         Series D        Series B
                     Preferred Stock  Preferred Stock      Common Stock
                     Shares  Amount   Shares   Amount    Shares    Amount
Balance at
  March 31, 2001        793    $  1   396,066    $396  19,644,494  $19,644

Net loss                  -       -         -       -           -        -
                       ____    ____   _______    ____  __________  _______
Balance at
  March 31, 2002        793       1   396,066     396  19,644,494   19,644

Net loss                  -       -         -       -           -        -
                       ____    ____   _______    ____  __________  _______
Balance at
  March 31, 2003        793    $  1   396,066    $396  19,644,494  $19,644
                       ====    ====   =======    ====  ==========  =======

                           Additional
                            Paid-In         Accumulated        Capital
                            Capital           Deficit         Deficiency
Balance at
  March 31, 2001          $13,840,737      $(15,048,858)     $(1,188,080)

Net loss                            -          (854,727)        (854,727)
                          ___________      _____________     ____________
Balance at
  March 31, 2002           13,840,737       (15,903,585)      (2,042,807)

Net loss                            -          (140,182)        (140,182)
                          ___________      _____________     ____________
Balance at
  March 31, 2003          $13,840,737      $(16,043,767)     $(2,182,989)
                          ===========      =============     ============


The accompanying notes are an integral part of the financial statements.

                SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED MARCH 31, 2003 AND 2002

                                                    2003           2002
Cash Flows From Operating Activities:
  Net loss                                        $(140,182)   $ (854,727)
  Adjustments to reconcile net (loss) income to
    net cash used in operating activities:
      Depreciation                                        -        12,394
      Amortization                                        -        46,125
 Changes in operating assets and liabilities:
      Trade accounts receivable                           -         3,206
      Inventories                                         -         7,879
      Accounts payable                                    -       (19,579)
      Accrued expenses                                 1145       (30,202)
      Due to shareholders/directors                  78,816        83,980
      Deferred income                                (3,920)       (7,806)
      Impairment Losses                                   -       495,794
                                                   ---------     ---------
        Net cash (used in) operating activities     (64,141)     (262,936)

Cash Flows From Investing Activities:
  Additions to software development costs                 -       (76,654)
  Net decrease (increase) in other assets                 -        19,811
                                                   ---------     ---------
    Net cash (used in) investing activities               -       (56,843)

Cash Flows from Financing Activities:
  Proceeds from loans from shareholders/directors    55,655       318,000
  Principal payments on capital lease obligations         -        (8,633)
  Principal payments on note payable to shareholder   3,000        (3,000)
                                                    --------      --------
      Net cash provided by financing activities      58,655       306,367
                                                    -------       --------
      Decrease in cash                               (5,486)      (13,412)

Cash at beginning of year                             9,630        23,042
                                                    --------      --------
Cash at end of year                                  $4,144        $9,630
                                                    ========      ========
Supplemental disclosure of cash flow information:
  Cash paid for interest                            $     -       $18,679
                                                    ========      ========

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2003 AND 2002

NOTE 1 -   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
           ACCOUNTING POLICIES

Basis of Presentation

     SK Technologies Corporation (the "Parent"), and its wholly owned subsidiaries (collectively "the Company"), was engaged in licensing retail store management software for the specialty retail industry. The Company's StoreKare product family was a modular system of information technology products.

Principles of Consolidation

     The consolidated financial statements include the accounts of SK Technologies Corporation and its two wholly owned subsidiaries, SK Technologies Corp. and SK Credit Corporation.
All significant intercompany transactions and balances have been eliminated in consolidation.

Revenues and Expense Recognition

     In accordance with Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), the Company recognized revenue from software sales upon delivery, when the fees were fixed and determinable and collectibility of the proceeds is probable. For arrangements with multiple elements, revenues were allocated to the various elements based on the separate prices as stated in the contract. Revenue was recognized for each element when the above requirements for revenue recognition exist. Equipment sales revenue was recognized upon shipment.

     Maintenance and support revenues were recognized ratably over the term of the contract.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturity of three months or less at the date of acquisition to be cash equivalents. The concentration of credit risk associated with cash and cash equivalents is considered low due to the credit quality of the issuers of the financial instruments.

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2003 AND 2002

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

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2003 AND 2002

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

     License and consulting fees will be recognized over the life of the agreement as products are shipped and cash is received. The Company recognized license fees of $3,920 during fiscal year 2003, as reflected in other income on the Statement of Operations. At March 31, 2003 the Balance Sheet reflects a License Agreement Deposit of $3,981 from this Agreement.

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

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2003 AND 2002

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

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2003 AND 2002

NOTE 2 -   GOING CONCERN CONSIDERATION

     The Company had a net loss of $140,182 for the fiscal year ended March 31, 2003 and has a net capital deficiency of $2,182,989 as of March 31, 2003. The Company has experienced losses from operations in the past and continues to experience losses. Based on these conditions, doubt exists about the ability of the Company to continue as a going concern.

     The financial statements for the year ended March 31, 2003 do not include adjustments relating to the recoverability and classification of the recorded carrying value of the assets or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     During fiscal 2003 a majority shareholder/director provided funding to the Company in the amount of $55,655 based on the Company's cash deficiencies from operations. As of June 2, 2003, one shareholder/director has provided funding to the Company in the amount of $15,500 for cash deficiencies in the fiscal 2004. There is no guarantee or commitment that the shareholder/director will provide additional funding to meet actual cash deficiencies for the remainder of fiscal 2004.

NOTE 3 -   RELATED PARTY TRANSACTIONS

      Pursuant to a May 1993 Consulting agreement between the Company and Capital Hill Group Inc. ("CHG"), the Company incurred consulting fees to CHG of $5,550 per month, for a total of $236,500 through December 1996 when the agreement terminated. Of this amount $225,500 has been accrued to date and is included in due to shareholders/officers/directors at March 31, 2003.

     In connection with the Finder's agreement between the Company and CHG the Company accrued finders fees of $493,000 through December 1996 which is included in due to shareholders/officers/directors at March 31, 2003.

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2003 AND 2002

     As of March 31, 2003, loans payable to shareholder/director total $803,655. These loans accrue interest at 8% and are unsecured.

     As of March 31, 2003 notes payable to shareholder totals
$376,000.  These notes accrue interest at 10% and are unsecured.
The current portion is $12,000 and the long term portion is $364,000.

Maturities of long term notes payable to shareholder are as follows:

Year ending March 31,
  2004                      $   12,000
  2005                          12,000
  2006                          12,000
  2007                          12,000
  2008                          12,000
  Subsequent to 2008           304,000
                            __________
                            $  364,000
                            ==========

NOTE 4 -   INCOME TAXES

     For the year ended March 31, 2003 no provision or (credit) for income taxes has been provided for in the accompanying consolidated financial statements because realization of such income tax benefits cannot be reasonably assured. The Company will recognize the benefit from such carryforward losses in the future, if and when they are realized, in accordance with applicable provisions of accounting principles for income taxes.

     At March 31, 2003 the Company has net operating loss carryforwards of approximately $15 million, that can be used to offset future taxable income. These carryforwards expire in the years 2007 through 2023. In fiscal 1995, the Company had ownership changes as defined under Internal Revenue Code Section 382 (Section 382). As such, the availability to utilize the net operating losses that existed as of this ownership change is limited.

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2003 AND 2002

NOTE 5 -    STOCK OPTIONS

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

     The 1995 Option Plan is also intended to qualify as an "Incentive Stock Option Plan" under Section 422A of the Internal Revenue Code. Under the 1995 Option Plan, ISOs may be granted at not less than 100 percent of the fair market value of the Company's Common Stock as determined by the Board of Directors on the date of grant (110% of fair market value for 10% or greater shareholders) and options granted to any one participant may not exceed $100,000 in aggregate fair market value (determined at the time the ISO is granted), per year. Options must be granted within ten (10) years from the adoption of the 1995 Option Plan and exercised within five (5) years from the date of grant. The options issued pursuant to the 1995 Option Plan may be ISOs, options which are not ISOs ("NSOs"), or reload options, (as defined). On October 31, 1996 the 1995 Option Plan was approved by a majority of the shareholders of the Company. In July 1997 and February 2000, the Company filed registration statements on Form S-8, with the Securities Exchange Commission, to register 1,400,000 and 2,300,000 shares of Common Stock which may be purchased pursuant to the exercise of options under the 1995 Option Plan. As of March 31, 2003, 1,000,000 options granted pursuant to this plan are ISOs and 150,000 options granted pursuant to the plan are NSOs.

     As of March 31, 2003, there are options for 1,150,000 shares of Common Stock outstanding and exercisable.

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2003 AND 2002

Other Stock Options

     As of March 31, 2003 other stock options of 1,600 expired.

Stock Based Compensation

     As required by Statement No. 123, pro forma information regarding net loss and loss per share has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003; risk-free rate of return of 2.29%; dividend yield of 0.000%; volatility factor of the expected market price of the Company's Common Stock of 5.76% and a weighted-average expected life of the options of two to five years.

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

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2003 AND 2002

Information regarding stock options for the years ended March
31, 2002 and March 31, 2003 is summarized as follows:

                                                Weighted Average
                                  Number of      Exercise Price
                                   Shares           Per Share

Outstanding at March 31, 2001     1,974,100           $ .35
Exercised                                 -           $   -
Expired                             (25,000)          $   -
Forfeited                                 -           $   -
Cancelled                          (797,500)          $   -
Granted                                   -           $   -
                                 ----------
Outstanding at March 31, 2002     1,151,600           $ .36
Exercised                                 -           $   -
Expired                              (1,600)          $   -
Forfeited                                 -           $   -
Cancelled                                 -           $   -
Granted                                   -           $   -
                                 ----------
Outstanding at March 31, 2003     1,150,000           $ .32
                                 ==========
Exercisable at March 31, 2003     1,150,000           $ .32
                                 ==========
Reserved for future option
  grants at March 31, 2003        2,550,000
                                 ==========

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2003 AND 2002

     For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's 2003 and 2002 pro forma information follows:
                                     2003              2002

   Net Loss                       $ (205,870)      $ (913,744)
                                  ==========       ============
   Net Loss Per
     Common Share                 $     (.01)       $    (.05)
                                  ==========       ============

     The 2003 and 2002 pro forma effect on net loss is not necessarily representative of the effect in the future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

     The exercise price of options outstanding at March 31, 2003 is $.32.


NOTE 6 -   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments:

Cash: The carrying amount reported in the consolidated balance sheet for cash approximates the fair value.

Borrowings: The fair value for borrowings is generally estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2003 AND 2002

     The carrying amounts and fair values of the Company's significant financial instruments at March 31, 2003 are as follows:


                                   Carrying
                                    Amount            Fair Value

Cash                               $  4,144            $  4,144


Note payable to shareholder         376,000             376,000

Loan payable to shareholder/
 director                           803,655             803,655

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE



                            PART III


ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE
            EXCHANGE ACT

     The following persons are the directors and executive officers of the Company as of March 31, 2003. All directors are elected by the shareholders to serve until the next meeting of shareholders or until their successors are duly elected and qualified. Officers are elected by the Board of Directors to serve at the pleasure of the Board.


       Name                   Age            Position

Calvin S. Shoemaker            62      President/Chief Executive
                                       Officer/Director

Melvin T. Goldberger           83      Treasurer/Director

Gary S. Spirer                 58      Director

David H. Peipers               46      Director

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

ITEM 10.     EXECUTIVE COMPENSATION:

     The following tables set forth executive compensation for the last three fiscal years, stock awards and stock option values for the fiscal 2003.

                                Annual Compensation
                                                 Other Annual
Name and            Fiscal    Salary     Bonus    Compensa-
Position             Year       ($)       ($)     tion ($)
Calvin Shoemaker     2001     75,000      7,615         0
President/Chief      2002     49,869      2,233         0
Executive Officer    2003     39,560          0         0

All executive
Officers as a        2001     75,000      7,615         0
Group (one           2002     49,869      2,233         0
Person )             2003     39,560          0         0

                               Long Term Compensation
                               Awards           Payouts
                   Restricted                              All
                     Stock        Options/      LTIP     Other
Name and            Awards         SARs       Payouts  Compensa-
Position          (# Shares)(F1)    (#)  (F2)   ($)     tion $)
Calvin Shoemaker            0             0        0          0
President/Chief             0             0        0          0
Executive Officer           0             0        0          0

All Executive
Officers as a               0             0        0          0
Group (one                  0             0        0          0
Persons)                    0             0        0          0

<F1>
     (1) In July 1997, the Company filed a registration statement on Form S-8, with the Securities and Exchange Commission, to register 1,400,000 shares of Common Stock which may be purchased pursuant to the exercise of options under the 1995 Option Plan. Accordingly restricted stock awards were reclassified as options in fiscal 1998.


<F2>
     (2) In December 1999, shareholders owning a majority in interest of the Company's stock approved an amendment to the Company's 1995 Stock Option Plan to increase the number of shares of Common Stock which may be issued upon the exercise of options granted through the Plan from 1,400,000 to 3,700,000.

         In February 2000, the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission, to register the additional 2,300,000 shares of Common Stock which may be purchased pursuant to the exercise of options under the 1995 Option Plan.

                Option/SAR Grants in Fiscal 2003

                                           Individual Grants

                                                    % of Total Options/
                         Number of Securities       SARs Granted to
                         Underlying Options/        Employees in Fiscal      Exercise or Base Price      Expiration
Name                     SARs Granted (#) (F1)      Year                     ($/SH)                      Date
Calvin Shoemaker
President/Chief
Executive Officer        0                          0

            (1)  No options were granted to Executive Officers in fiscal 2003.


                       Aggregated Option/SAR Exercises in Fiscal 2003
                            And March 31, 2003 Option/SAR Values

                                                              Number of               Value of
                                                              Securities              Unexercised
                                                              Underlying              In-the-Money
                                                              Unexercised             Options/
                                                              Options/SARs at         SARs at March 31,
                                                              March 31, 2003(#)       2003 ($)

                         Shares Acquired       Value          Exercisable/            Exercisable/
Name                     on Exercise (#)       Realized       Unexercisable           Unexercisable
Calvin Shoemaker
President/Chief
Executive Officer        0                     0              600,000/600,000         0/0

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT:

     The following table sets forth, as of June 2, 2003, certain information regarding the amount and percentage of Common and Preferred Stock beneficially owned by each person known by the Company to own more than five percent of its outstanding Common and Preferred Stock, each director of the Company and all officers and directors as a group.

                                   Amount of
Name and Address                   Beneficial         Percentage
Beneficial Owner of               Ownership of         of Voting
Identity of Group                 Common Stock        Securities
Calvin S. Shoemaker<F4><F6>            80,091            0.38%
3060 N.E. 42 Street
Fort Lauderdale, FL 33308

Gary S. Spirer<F1>                    106,300            0.51%
50 Main Street
White Plains, NY 10606

Capital Hill Group                      3,945            0.02%
Gary Spirer, President
50 Main Street
White Plains, NY 10606

David H. Peipers<F1><F3>            3,196,064           15.34%
888 Seventh Avenue
New York, NY 10106

Cornerhouse Ltd. Ptshp.<F3>         6,217,201           29.84%
David Peipers, G.P.
888 Seventh Avenue
New York, NY 10106

Winsome Ltd. Ptshp<F3>              5,982,131           28.71%
David Peipers, G.P.
888 Seventh Avenue
New York, NY 10106

Melvin Goldberger<F1><F2>              20,333            0.10%
1599 N.W. 9th Avenue
Boca Raton, FL 33486


Seventh Investment
  Bancing Corp.<F2>                    93,760            0.45%
Melvin Goldberger, President
1599 N.W. 9th Avenue
Boca Raton, FL 33486

All Directors and
Executive Officers as
a Group (4 persons) <F5>           15,744,165           75.57%

____________________________

<F1>
(1)	Stock options were granted to four directors of the Company
      from August 1996 through January 2000. Each director received options for 50,000 shares of Common Stock at an exercise price of $.32 per share. These are not included above.

<F2>
(2)	Includes 103,060 shares of Common Stock and 11,033 shares
      of Preferred Stock (held by Melvin Goldberger, trustee for the Grace Goldberger Trust).

<F3>
(3)	Includes 14,419,062 shares of Common Stock and 183,334
      shares of Series B Preferred Stock with one vote per share.
      Also includes 793 shares of Series D stock with 1000 votes per share and therefore is included as 793,000.

<F4>
(4)	Includes 63,424 shares of Common Stock and 16,667 shares of
      Preferred Stock.

<F5>
(5)	As part of the units sold in a September 1993 offering,
      warrants for 447,140 shares of Common Stock at an exercise price of $1.00 per share are held by certain of these executive officers and directors.

<F6>
(6)	Stock options were granted to Calvin Shoemaker from August
      1996 through June 1999.  Mr. Shoemaker received options for
      1,000,000 shares of Common Stock at an exercise price of $.32 per share. These are not included above.

                            14

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

     Pursuant to a May 1993 Consulting agreement between the Company and Capital Hill Group Inc. ("CHG"), the Company incurred consulting fees to CHG of $5,550 per month, for a total of $236,500 through December 1996 when the agreement terminated. Of this amount $225,500 has been accrued to date and is included in accounts payable due to shareholders/officers/directors at March 31, 2003.

     In connection with the Finder's agreement between the Company and CHG the Company accrued finders fees of $493,000 through December 1996 which is included in accounts payable due to shareholders/officers/directors at March 31, 2003.

     During the fiscal year ended March 31, 2003, one shareholder/director of the Company provided funding to the Company in the amount of $55,655 for notes payable on demand at interest rate of 8% annum.


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

ITEM 14.     EXHIBITS AND REPORTS ON FORM 8-K:

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

  (b)  Reports on Form 8-K

       The Company did not file any reports on Form 8-K during the three months ended March 31, 2003.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SK Technologies Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SK TECHNOLOGIES CORPORATION,
                             a Delaware corporation


Date:  June 24, 2003         By:  /s/ Calvin S. Shoemaker
                                  Calvin S. Shoemaker, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature                     Title                  Date


/s/ Calvin S. Shoemaker     President/Chief        June 24, 2003
Calvin S. Shoemaker         Executive Officer/
                            Director

/s/ Melvin T. Goldberger    Treasurer/Director/    June 24, 2003
Melvin T. Goldberger        Principal Accounting
                            Officer

David H. Peipers            Director

Gary Spirer                 Director

                         CERTIFICATIONS


        CERTICICATION OF CHIEF EXECUTIVE OFFICER PURSUANT
                    TO 18 U.S.C. SECTION 1350


I, Calvin Shoemaker, certify that:

1. I have received this annual report on Form 10-KSB of SK
Technologies Corporation.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of SK Technologies
Corporation as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were Significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 24, 2003

/s/  Calvin Shoemaker

Calvin Shoemaker, Chief Executive Officer

     CERTICICATION OF PRINCIPAL ACCOUNTING OFFICER PURSUANT
                   TO 18 U.S.C. SECTION 1350



I, Melvin Goldberger, certify  that:

1. I have received this annual report on Form 10-KSB of SK
Technologies Corporation.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of SK Technologies
Corporation as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were Significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 24, 2003

/s/  Melvin Goldberger,

Melvin Goldberger, Principal Accounting Officer

                           Exhibit 99.1

                     CERTIFICATION PURSUANT TO
                      18 U.S.C. SECTION 1350
                      AS ADOPTED PURSUANT TO
           SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying annual report of SK Technologies Corporation, (the "Company") on Form 10-KSB for the fiscal year ending March 31, 2003, as filed with the Securities and Exchange commission on the date hereof (the"Report"), I, Calvin Shoemaker, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

(1) The Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fully presents, in all material respects, the financial condition and results of operations of the Company.



By:  /s/  Calvin Shoemaker

Name:  Calvin Shoemaker

Date:  June 24, 2003

                           Exhibit 99.2

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the accompanying annual report of SK Technologies Corporation, (the "Company") on Form 10-KSB for the fiscal year ending March 31, 2003, as filed with the Securities and Exchange commission on the date hereof (the"Report"), I, Melvin Goldberger, Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

(1) The Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fully presents, in all material respects, the financial condition and results of operations of the Company.



By:  /s/  Melvin Goldberger

Name: Melvin Goldberger

Date:  June 24, 2003