Form 10QSB
period 2003-06-30
SK TECHNOLOGIES CORP
filed 2003-10-23
CIK 847777

FORM 10-QSB - QUARTERLY REPORT
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2003

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

     3060 N.E. 42 Street, Fort Lauderdale, FL 33308
  ------------------------------------------------------------
              (Address of principal executive offices)

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

     Common Stock, $.001 Par Value = 19,644,494 shares as of
     October 15, 2003.

                    SK TECHNOLOGIES CORPORATION

                               INDEX

                            FORM 10-QSB
              AS OF THREE MONTHS ENDED JUNE 30, 2003


PART I.   FINANCIAL INFORMATION
Page

           Item 1.
                   Consolidated Condensed Balance Sheet. . . 1 Consolidated Condensed Statements of
                     Operations. . . . . . . . . . . . . . .     2
                   Consolidated Condensed Statements of
                     Cash Flows  . . . . . . . . . . . . . .     3
                   Notes to the Consolidated Condensed
                     Financial Statements. . . . . . . . . .   4-6


           Item 2.
                   Management's Discussion and Analysis of
                     Financial Condition and Results
                     of Operations . . . . . . . . . . . . .   7-8


PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings . . . . . . . . . . . .     9
          Item 2.  Changes in Securities . . . . . . . . . .     9
          Item 3.  Defaults Upon Senior Securities . . . . .     9
          Item 4.  Submission of Matters to a Vote
                     of Security Holders . . . . . . . . . .     9
          Item 5.  Other Information . . . . . . . . . . . .     9
          Item 6.  Exhibits and Reports on Form 8-K. . . . .     9


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . .     10


CERTIFICATIONS . . . . . . . . . . . . . . . . . . . . . . . 11-16

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
         CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)
                         June 30, 2003

                            ASSETS


Current Assets:
  Cash                                                  $  1,244

                                                        --------
                                                        $  1,244
                                                        ========



                LIABILITIES AND CAPITAL DEFICIENCY


Current Liabilities:
  Accounts payable                                   $     4,798
  Accrued expenses                                        27,597
  Due to shareholders/officers/directors                 984,003
  Current portion of notes payable to shareholder         12,000
  Loans payable to shareholder/director                  819,155
  License Agreement Deposit                                3,981
                                                     -----------
  Total Current Liabilities                            1,851,534

Notes payable to shareholder, less current portion       364,000

Capital Deficiency:
  Preferred Stock, $.001 par value,
    5,000,000 shares authorized
      1,000,000 shares designated as
        convertible Series B Preferred Stock
        396,066 shares issued and outstanding                396
      3,000 shares designated as Series D
        Preferred Stock, 793 shares issued
        and outstanding                                        1
  Common Stock, $.001 par value, 25,000,000
    shares authorized, 19,644,494 shares
    issued and outstanding                                19,644
  Additional paid-in capital                          13,840,737
  Accumulated deficit                                (16,075,068)
                                                     -----------
    Capital Deficiency                                (2,214,290)
                                                     -----------
                                                     $     1,244
                                                     ===========


The accompanying notes are an integral part of the financial statements

                 SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                  THREE MONTHS ENDED JUNE 30, 2003 AND 2002

                                             2003                  2002

Revenues                                 $          -         $         -

Cost of Revenues                                    -                   -
                                         -------------        ------------
                                                    -                   -
                                         -------------        ------------
Gross Profit                                        -                   -

Selling, General and Administrative
Expenses:
  Compensation and payroll taxes               11,269               9,026
  Other selling, general and
    administrative expenses                       894               2,313
                                          ------------        ------------
                                               12,163              11,339
                                          ------------        ------------
Operating Loss                                (12,163)            (11,339)

Other (Expenses) Income:
  Interest expense                            (19,138)            (24,253)
  Other, net                                        -              20,589
                                          ------------        ------------
Total Other Expenses:                         (19,138)             (3,664)
                                          ------------        ------------
Net loss                                      (31,301)            (15,003)
                                          ============        ============
Basic Loss Per Common Share              $       (.00)        $      (.00)
                                         =============        ============
Diluted Loss Per Common Share            $       (.00)        $      (.00)
                                         =============        ============
Weighted Average Number of
  Common Shares Outstanding                19,644,494          19,644,494
                                         =============        ============













The accompanying notes are an integral part of the financial statements.

               SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                THREE MONTHS ENDED JUNE 30, 2003 AND 2002


                                                      2003          2002

Net cash used in operating activities             $  (18,400)   $  (12,785)

Cash Flows From Investing Activities                       -             -

Cash Flows From Financing Activities:
  Proceeds from loans from
    shareholders/directors                            15,500        16,500
  Principal payments on note payable to
    shareholder                                            -         3,000
                                                  -----------   -----------
Net cash provided by financing
  activities                                          15,500        19,500
                                                  -----------   -----------
(Decrease) increase in cash                           (2,900)        6,715

Cash at beginning of period                            4,144         9,630
                                                  -----------   -----------
Cash at end of period                             $    1,244    $   16,345
                                                  ===========   ===========


























The accompanying notes are an integral part of the financial statements.

            SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
      NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         AS OF JUNE 30, 2003

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

            SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
      NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         AS OF JUNE 30, 2003

     License and consulting fees will be recognized over the life of the agreement as products are shipped and cash is received. The Company recognized license fees of $0 and $3,920 during the three months ended June 30, 2003 and 2002, respectively, as reflected on the Statement of Operations. At June 30, 2003 the Balance Sheet reflects a License Agreement Deposit of $3,981 from this Agreement.


NOTE 2 - INCOME TAXES

     For the year ended March 31, 2003, no provision or (credit) for income taxes has been provided for in the accompanying consolidated financial statements because realization of such income tax benefits cannot be reasonably assured. The Company will recognize the benefit from such carryforward losses in the future, if and when they are realized, in accordance with applicable provisions of accounting principles for income taxes.

     At March 31, 2003, the Company had net operating loss carryforwards of approximately $15 million that can be used to offset future taxable income, that expire in the years 2007 through 2023. In fiscal 1995, the Company had ownership changes as defined under Internal Revenue Code Section 382 (Section 382). As such, the availability to utilize the net operating losses that existed as of this ownership change is limited.


NOTE 3 - GOING CONCERN CONSIDERATION

     The Company had a net loss of $31,301 for the three months ended June 30, 2003 and has a net capital deficiency of $2,214,290 as of June 30, 2003. The Company has experienced losses from operations in the past and continues to experience losses. Based on these conditions, doubt exists about the ability of the Company to continue as a going concern.

     The financial statements for the three months ended June 30, 2003 do not include adjustments relating to the recoverability and classification of the recorded carrying value of the assets or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     During the first three months of fiscal 2004 a majority shareholder/director provided funding to the Company in the amount of $15,500 based on the Company's cash deficiencies from operations. As of October 15, 2003, one shareholder/director has provided funding to the Company in the amount of $19,000 for cash

            SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
      NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         AS OF JUNE 30, 2003

deficiencies in the fiscal 2004. There is no guarantee or commitment that the shareholder/director will provide additional funding to meet actual cash deficiencies for the remainder of fiscal 2004.

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

Liquidity and Capital Resources

     The Company had a net loss of $31,301 and $15,003 for the three months ended June 30, 2003 and 2002, respectively.

     During the three months ended June 30, 2003, one shareholder/director of the Company provided funding to the Company in the amount of $15,500 for note payable on demand at interest rate of 8% annum. The Company does not anticipate incurring any development costs for fiscal 2004.


Results of Operations

     The Company had a net loss of $31,301 and $15,003 for the three months ended June 30, 2003 and 2002, respectively. There were no revenues for the three months ended June 30, 2003 and 2002 from equipment and software sales and support.

     Total selling, general and administrative expenses for the three months ended June 30, 2003 increased 7% to $12,163 for the three months ended June 30, 2003 from $11,339 for the three months ended June 30, 2002. The Company anticipates that total selling, general and administrative costs for the remainder of fiscal 2004 will decrease slightly from the first three months of fiscal 2004.

     The Company incurred other income of $0 and $20,589 during the three months ended June 30, 2003 and 2002, respectively. The other income during the three months ended June 30, 2002 is comprised of Forgiveness of Debt $16,669 from a former shareholder/director and Licensing Fees of $3,920 from Synchronics, Inc. See Note 1.

     The Company incurred interest expense of $19,138 and $24,253 during the three months ended June 30, 2003 and 2002, respectively. Interest expense was incurred on loans from shareholders/directors and their related entities, of $19,138 and $24,253 during the three months ended June 30, 2003 and 2002.

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

     Not applicable

Item 5.  Other Information

     Not applicable

Item 6.  Exhibits and Reports on Form 8-K

     31.1 Certification of Chief Executive Officer Pursuant to
     Section 302 of Sarbanes-Oxley Act of 2002.

     31.2 Certification of Chief Financial Officer Pursuant to
     Section 302 of Sarbanes-Oxley Act of 2002.

     32.1 Certification of Chief Executive Officer Pursuant to
     Section 906 of Sarbanes-Oxley Act of 2002.

     32.2 Certification of Chief Financial Officer Pursuant to
     Section 906 of Sarbanes-Oxley Act of 2002.

     The Company did not file any reports on Form 8-K during the three months ended June 30, 2003.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SK Technologies Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SK TECHNOLOGIES CORPORATION,
                             a Delaware corporation


Date: October 22, 2003         By:  /s/ Calvin S. Shoemaker
                                  Calvin S. Shoemaker, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature                     Title                  Date


/s/ Calvin S. Shoemaker    President/Chief       October 22, 2003
Calvin S. Shoemaker        Executive Officer/
                           Director

/s/ Melvin T. Goldberger   Treasurer/Director/   October 22, 2003
Melvin T. Goldberger       Principal Accounting
                           Officer

David H. Peipers           Director

Gary Spirer                Director

                          CERTIFICATIONS

                           Exhibit 31.1

             CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                     PURSUANT TO SECTION 302
                  OF SARBANES-OXLEY ACT OF 2002

I, Calvin Shoemaker, certify that:

1. I have received this quarterly report on Form 10-QSB of June
30, 2003.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of SK Technologies Corporation as of, and for, the period presented in this quarterly report.

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

Date:  October 22, 2003

/s/ Calvin Shoemaker

Calvin Shoemaker, Chief Executive Officer
SK Technologies Corporation

                           Exhibit 31.2

             CERTIFICATION OF CHIEF FINANCIAL OFFICER
                     PURSUANT TO SECTION 302
                  OF SARBANES-OXLEY ACT OF 2002



I, Melvin Goldberger, certify  that:

1. I have received this quarterly report on Form 10-QSB of June
30, 2003.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of SK Technologies Corporation as of, and for, the period presented in this quarterly report.
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have:

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

Date:  October 22, 2003

/s/ Melvin Goldberger,

Melvin Goldberger, Principal Accounting Officer
SK Technologies Corporation

                           Exhibit 32.1

             CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                     PURSUANT TO SECTION 906
                  OF SARBANES-OXLEY ACT OF 2002


In connection with the accompanying quarterly report of SK Technologies Corporation, (the "Company") on Form 10-QSB for the period ending June 30, 2003, as filed with the Securities and Exchange commission on the date hereof (the"Report"), I, Calvin Shoemaker, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

(1) The Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fully presents, in all material respects, the financial condition and results of operations of the Company.



By:  /s/  Calvin Shoemaker

Name:  Calvin Shoemaker

Date:  October 22, 2003

                           Exhibit 32.2

             CERTIFICATION OF CHIEF FINANCIAL OFFICER
                     PURSUANT TO SECTION 906
                  OF SARBANES-OXLEY ACT OF 2002

In connection with the accompanying quarterly report of SK Technologies Corporation, (the "Company") on Form 10-QSB for the period ending June 30, 2003, as filed with the Securities and Exchange commission on the date hereof (the"Report"), I, Melvin Goldberger, Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

(1) The Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fully presents, in all material respects, the financial condition and results of operations of the Company.



By:  /s/  Melvin Goldberger

Name: Melvin Goldberger

Date: October 22, 2003