Form 10QSB
period 2003-09-30
SK TECHNOLOGIES CORP
filed 2003-10-24
CIK 847777

FORM 10-QSB - QUARTERLY REPORT
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2003

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

     Common Stock, $.001 Par Value = 19,644,494 shares as of
     October 19, 2003

                    SK TECHNOLGIES CORPORATION

                               INDEX

                            FORM 10-QSB
              AS OF SIX MONTHS ENDED SEPTEMBER 30,2003


PART I.   FINANCIAL INFORMATION                               Page

          Item 1.  Financial Statements

                   Consolidated Condensed Balance Sheet. . . 1 Consolidated Condensed Statements of
                     Operations. . . . . . . . . . . . . . .     2
                   Consolidated Condensed Statements of
                     Cash Flows  . . . . . . . . . . . . . .     3
                   Notes to the Consolidated Condensed
                     Financial Statements. . . . . . . . . .   4-6


          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results
                     of Operations . . . . . . . . . . . . .   7-8



PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings . . . . . . . . . . . .     8
          Item 2.  Changes in Securities . . . . . . . . . .     8
          Item 3.  Defaults Upon Senior Securities . . . . .     8
          Item 4.  Submission of Matters to a Vote . . . . .     8
                     of Security Holders . . . . . . . . . .     8
          Item 5.  Other Information . . . . . . . . . . . .     8
          Item 6.  Exhibits and Reports on Form 8-K. . . . .     8


SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . .     9


CERTIFICATIONS   . . . . . . . . . . . . . . . . . . . . . . 10-15

           SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
         CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)
                         September 30, 2003



                              ASSETS

Assets:                                           $         -
                                                     --------
                                                  $         -
                                                     ========



                LIABILITIES AND CAPITAL DEFICIENCY


Current Liabilities:
  Accounts payable                                $     4,798
  Accrued expenses                                     28,424
  Due to shareholders/officers/directors            1,003,567
  Current portion of notes payable to shareholder      12,000
  Loans payable to shareholder/director               822,655
  License Agreement Deposit                             3,981
                                                  -----------
  Total Current Liabilities                         1,875,425

Notes payable to shareholder, less current portion    364,000

Capital Deficiency:
  Preferred Stock, $.001 par value,
    5,000,000 shares authorized
      1,000,000 shares designated as
        convertible Series B Preferred Stock
        396,066 shares issued and outstanding             396
      3,000 shares designated as Series D
        Preferred Stock, 793 shares issued
        and outstanding                                     1
  Common Stock, $.001 par value, 25,000,000
    shares authorized, 19,644,494 shares
    issued and outstanding                             19,644
  Additional paid-in capital                       13,840,737
  Accumulated deficit                             (16,100,203)
                                                  -----------
    Capital Deficiency                             (2,239,425)
                                                  -----------
                                                  $         -
                                                  ===========



The accompanying notes are an integral part of the financial statements
                                 1

                              SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                          Three Months    Three Months     Six Months      Six Months
                                             Ended           Ended           Ended           Ended
                                          September 30,   September 30,   September 30,   September 30,
                                              2003            2002            2003            2002
Revenues                                   $         -     $         -     $         -     $         -

Cost of Revenues                                     -               -               -               -
                                           -----------     -----------     -----------     -----------
Gross Profit                                         -               -               -               -

Selling, General and Administrative
Expenses:
  Compensation and payroll taxes                 3,285          11,368          14,554          20,394
  Other selling, general and
    administrative expenses                      2,287          12,153           3,181          14,466
                                           -----------     -----------     -----------     -----------
                                                 5,572          23,521          17,735          34,860
                                           -----------     -----------     -----------     -----------
Operating Loss                                  (5,572)        (23,521)        (17,735)        (34,860)

Other (Expenses) Income:
  Interest expense                             (19,563)        (24,680)        (38,701)        (48,933)
  Other, net                                         -               -               -          20,589
                                           -----------     -----------     -----------     -----------
Total Other Expenses:                          (19,563)        (24,680)        (38,701)        (28,344)
                                           -----------     -----------     -----------     -----------
Net Loss                                       (25,135)        (48,201)        (56,436)        (63,204)
                                           ============    ===========     ===========     ===========
Basic Loss Per Common Share                $      (.00)    $      (.00)    $      (.00)    $      (.00)
                                           ===========     ===========     ===========     ===========
Diluted Loss Per Common Share                     (.00)           (.00)           (.00)           (.00)
                                           ===========     ===========     ===========     ===========
Weighted Average Number of
  Common Shares Outstanding                 19,644,494      19,644,494      19,644,494      19,644,494
                                           ===========     ===========     ===========     ===========































The accompanying notes are an integral part of the financial statements.

               SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


                                                      2003          2002

Net cash used in operating activities             $  (23,144)   $  (35,679)

Net cash used in investing activities                      -            -

Cash Flows From Financing Activities:
  Proceeds from loans from
    shareholders/directors                            19,000        25,100
  Principal payments on note payable to
    shareholder                                            -         3,000
                                                  -----------   -----------
Net cash provided by financing
  activities                                          19,000        28,100
                                                  -----------   -----------
Decrease in cash                                      (4,144)       (7,579)

Cash at beginning of period                            4,144         9,630
                                                  -----------   -----------
Cash at end of period                             $        -    $    2,051
                                                  ===========   ===========


























The accompanying notes are an integral part of the financial statements.

            SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
      NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  AS OF SEPTEMBER 30, 2003


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

             SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
      NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  AS OF SEPTEMBER 30, 2003


     License and consulting fees will be recognized over the life of the agreement as products are shipped and cash is received. The Company recognized license fees of $0 and $0 and $0 and $3,920 for the three months and six months ended September 30, 2003 and 2002, respectively, as reflected on the Statement of Operations. At September 30, 2003 the Balance Sheet reflects a License Agreement Deposit of $3,981 from this Agreement.

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

     At March 31, 2003 the Company had net operating loss carryforwards of approximately $15 million that can be used to offset future taxable income, that expire in the years 2007 through 2023. In fiscal 1995, the Company had ownership changes as defined under Internal Revenue Code Section 382 (Section 382). As such, the availability to utilize the net operating losses that existed as of this ownership change is limited.

NOTE 3 - GOING CONCERN CONSIDERATION

     The Company had a net loss of $56,436 for the six months ended September 30, 2003 and has a net capital deficiency of $2,239,425 as of September 30, 2003. The Company has experienced losses from operations in the past and continues to experience losses. Based on these conditions, doubt exists about the ability of the Company to continue as a going concern.

     The financial statements for the six months ended September 30, 2003 do not include adjustments relating to the recoverability and classification of the recorded carrying value of the assets or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

            SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
      NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  AS OF SEPTEMBER 30, 2003


     During the first six months of fiscal 2004 a majority shareholder/director provided funding to the Company in the amount of $19,000 based on the Company's cash deficiencies from operations. As of October 19, 2003, one shareholder/director has provided funding to the Company in the amount of $19,000 for cash deficiencies in the fiscal 2004. There is no guarantee or commitment that the shareholder/director will provide additional funding to meet actual cash deficiencies for the remainder of fiscal 2004.

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

Liquidity and Capital Resources

     The Company had a net loss of $25,135 and $56,436, and $48,201 and $63,204, for the three and six months ended September
30, 2003 and 2002, respectively.

     During the six months ended September 30, 2003, one shareholder/director of the Company provided funding to the Company in the amount of $19,000 for note payable on demand at interest rate of 8% annum.

     During the first six months and through October 19, 2003, a majority shareholder/director provided funding to the Company in the amount of $19,000 to cover the Company's cash needs. There is no guarantee or commitment that the shareholder/director will provide additional funding to meet actual cash deficiencies for the remainder of fiscal 2004.

Results of Operations

     The Company had a net loss of $25,135 and $56,436, and $48,201 and $63,204, for the three and six months ended September
30, 2003 and 2002, respectively.

     Total selling, general and administrative expenses for the six months ended September 30, 2003 decreased 49% to $17,735 for the six months ended September 30, 2003 from $34,860 for the six months ended September 30, 2002. The Company anticipates that total selling general and administrative costs for the remainder of fiscal 2004 will decrease slightly from the first six months of fiscal 2004.


     The Company incurred other income of $0 and $0, and $0 and $20,589 during the three and six months ended September 30, 2003 and 2002, respectively. The other income during the six months ended September 30, 2002 is comprised of Forgiveness of Debt $16,669 from a former shareholder/director and Licensing Fees of $3,920 from Synchronics, Inc. See Note 1.

     The Company incurred interest expense of $19,563 and $38,701, and $24,680 and $48,933 during the three and six months ended September 30, 2003 and 2002, respectively. Interest expense was incurred on loans from shareholders/directors and their related entities.

     The Company is not currently conducting any active business operations.


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

     31.1 Certification of Chief Executive Officer Pursuant to
     Section 302 of Sarbanes-Oxley Act of 2002.

     31.2 Certification of Chief Financial Officer Pursuant to
     Section 302 of Sarbanes-Oxley Act of 2002.

     32.1 Certification of Chief Executive Officer Pursuant to
     Section 906 of Sarbanes-Oxley Act of 2002.

     32.2 Certification of Chief Financial Officer Pursuant to
     Section 906 of Sarbanes-Oxley Act of 2002.

     The Company did not file any reports on Form 8-K during the three months ended September 30, 2003.

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

David H. Peipers           Director

Gary Spirer                Director

                        CERTIFICATIONS

                         Exhibit 31.1
             CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                     PURSUANT TO SECTION 302
                  OF SARBANES-OXLEY ACT OF 2002

I, Calvin Shoemaker, certify that:

1. I have received this quarterly report on Form 10-QSB of September 30, 2003.

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

Date:  October 22, 2003

/s/  Calvin Shoemaker

Calvin Shoemaker, Chief Executive Officer
SK Technologies Corporation

                          Exhibit 31.2
             CERTIFICATION OF CHIEF FINANCIAL OFFICER
                     PURSUANT TO SECTION 302
                  OF SARBANES-OXLEY ACT OF 2002


I, Melvin Goldberger, certify  that:

1. I have received this quarterly report on Form 10-QSB of September 30, 2003.

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

4. The registrant's other certifying offi controls and procedures
(as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: cers and I are responsible for establishing and maintaining disclosure

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date:  October 22, 2003

/s/  Melvin Goldberger,

Melvin Goldberger, Principal Accounting Officer
SK Technologies Corporation

                           Exhibit 32.1
             CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                     PURSUANT TO SECTION 906
                  OF SARBANES-OXLEY ACT OF 2002


In connection with the accompanying quarterly report of SK Technologies Corporation, (the "Company") on Form 10-QSB for the period ending September 30, 2003, as filed with the Securities and Exchange commission on the date hereof (the"Report"), I, Calvin Shoemaker, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

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



By:  /s/  Calvin Shoemaker

Name:  Calvin Shoemaker

Date:  October 22, 2003

                           Exhibit 32.2
             CERTIFICATION OF CHIEF FINANCIAL OFFICER
                     PURSUANT TO SECTION 906
                  OF SARBANES-OXLEY ACT OF 2002


In connection with the accompanying quarterly report of SK Technologies Corporation, (the "Company") on Form 10-QSB for the period ending September 30, 2003, as filed with the Securities and Exchange commission on the date hereof (the"Report"), I, Melvin Goldberger, Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

(1) The Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fully presents, in all material respects, the financial condition and results of operations of the Company.



By:  /s/  Melvin Goldberger

Name: Melvin Goldberger

Date:  October 22, 2003