Form 10QSB
period 2003-12-31
SK TECHNOLOGIES CORP
filed 2004-02-17
CIK 847777

FORM 10-QSB - QUARTERLY REPORT
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2003

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

Common Stock, $.001 Par Value = 19,644,494 shares as of
February 5, 2004

                    SK TECHNOLGIES CORPORATION

                               INDEX

                            FORM 10-QSB
              AS OF NINE MONTHS ENDED DECEMBER 31,2003


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

            SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
          CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)
                          DECEMBER 31, 2003



                               ASSETS

Assets:                                                 $         -
                                                           --------
                                                        $         -
                                                           ========



                  LIABILITIES AND CAPITAL DEFICIENCY


Current Liabilities:
  Accounts payable                                      $     4,798
  Accrued expenses                                           27,569
  Due to shareholders/officers/directors                  1,023,220
  Current portion of notes payable to shareholder            12,000
  Loans payable to shareholder/director                     827,839
  License Agreement Deposit                                   3,981
                                                        -----------
  Total Current Liabilities                               1,899,407

Notes payable to shareholder, less current portion          364,000

Capital Deficiency:
  Preferred Stock, $.001 par value,
    5,000,000 shares authorized
      1,000,000 shares designated as
        convertible Series B Preferred Stock
        396,066 shares issued and outstanding                   396
      3,000 shares designated as Series D
        Preferred Stock, 793 shares issued
        and outstanding                                           1
  Common Stock, $.001 par value, 25,000,000
    shares authorized, 19,644,494 shares
    issued and outstanding                                   19,644
  Additional paid-in capital                             13,840,737
  Accumulated deficit                                   (16,124,185)
                                                        -----------
    Capital Deficiency                                   (2,263,407)
                                                        -----------
                                                        $         -
                                                        ===========



The accompanying notes are an integral part of the financial statements

             SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
      CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                      Three Months    Three Months     Nine Months    Nine Months
                                         Ended           Ended           Ended           Ended
                                      December 31,    December 31,     December 31,   December 31,
                                          2003            2002             2003           2002
Revenues                              $         -     $         -      $         -    $         -

Cost of Revenues                                -               -                -              -
                                      -----------     -----------      -----------    -----------
Gross Profit                                    -               -                -              -

Selling, General and Administrative
Expenses:
  Compensation and payroll taxes                -          11,157           14,554         31,551
  Other selling, general and
    administrative expenses                 4,329           3,839            7,510         18,305
                                      -----------     -----------      -----------    -----------
                                            4,329          14,996           22,064         49,856
                                      -----------     -----------      -----------    -----------
Operating Loss                             (4,329)        (14,996)         (22,064)       (49,859)

Other (Expenses) Income:
  Interest expense                        (19,653)        (24,832)         (58,354)       (73,765)
  Other, net                                    -               -                -         20,589
                                      -----------     -----------      -----------    -----------
Total Other Expenses:                     (19,653)        (24,832)         (58,354)       (53,176)
                                      -----------     -----------      -----------    -----------
Net Loss                                  (23,982)        (39,828)         (80,418)      (103,032)
                                      ===========     ===========      ===========    ===========
Basic Loss Per Common Share           $      (.00)    $      (.00)     $      (.00)   $      (.01)
                                      ===========     ===========      ===========    ===========
Diluted Loss Per Common Share                (.00)           (.00)            (.00)          (.01)
                                      ===========     ===========      ===========    ===========
Weighted Average Number of
  Common Shares Outstanding            19,644,494      19,644,494       19,644,494     19,644,494
                                      ===========     ===========      ===========    ===========































 The accompanying notes are an integral part of the financial statements.

               SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002


                                                      2003          2002

Net cash used in operating activities             $  (28,328)   $  (50,375)

Net cash used in investing activities                      -            -

Cash Flows From Financing Activities:
  Proceeds from loans from
    shareholders/directors                            24,184        39,300
  Principal payments on note payable to
    shareholder                                            -         3,000
                                                  -----------   -----------
Net cash provided by financing
  activities                                          24,184        42,300
                                                  -----------   -----------
Decrease in cash                                      (4,144)       (8,075)

Cash at beginning of period                            4,144         9,630
                                                  -----------   -----------
Cash at end of period                             $        -    $    1,555
                                                  ===========   ===========

























The accompanying notes are an integral part of the financial statements.

             SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
       NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENT
                   AS OF DECEMBER 31, 2003

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

             SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
       NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENT
                   AS OF DECEMBER 31, 2003

     License and consulting fees will be recognized over the life of the agreement as products are shipped and cash is received. The Company recognized license fees of $0 and $0 and $0 and $3,920 for the three months and nine months ended December 31, 2003 and 2002, respectively, as reflected on the Statement of Operations. At December 31, 2003 the Balance Sheet reflects a License Agreement Deposit of $3,981 from this Agreement.

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

NOTE 3 - GOING CONCERN CONSIDERATION

     The Company had a net loss of $80,418 for the nine months ended December 31, 2003 and has a net capital deficiency of $2,263,407 as of December 31, 2003. The Company has experienced losses from operations in the past and continues to experience losses. Based on these conditions, doubt exists about the ability of the Company to continue as a going concern.

     The financial statements for the nine months ended December 31, 2003 do not include adjustments relating to the recoverability and classification of the recorded carrying value of the assets or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

             SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
       NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENT
                   AS OF DECEMBER 31, 2003

     During the first nine months of fiscal 2004 a majority shareholder/director provided funding to the Company in the amount of $24,184 based on the Company's cash deficiencies from operations. As of February 5, 2004 one shareholder/director has provided funding to the Company in the amount of $24,184 for cash deficiencies in the fiscal 2004. There is no guarantee or commitment that the shareholder/director will provide additional funding to meet actual cash deficiencies for the remainder of fiscal 2004.

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

Liquidity and Capital Resources

     The Company had a net loss of $23,982 and $80,418, and $39,828 and $103,032, for the three and nine months ended December 31, 2003 and 2002, respectively.

     During the nine months ended December 31, 2003, one shareholder/director of the Company provided funding to the Company in the amount of $24,184 for note payable on demand at interest rate of 8% annum.

     During the first nine months and through February 5, 2004 a majority shareholder/director provided funding to the Company in the amount of $24,184 to cover the Company's cash needs. There is no guarantee or commitment that the shareholder/director will provide additional funding to meet actual cash deficiencies for the remainder of fiscal 2004.

Results of Operations

     The Company had a net loss of $23,982 and $80,418, and $39,828 and $103,032, for the three and nine months ended December 31, 2003 and 2002, respectively.

     Total selling, general and administrative expenses for the nine months ended December 31, 2003 decreased 55% to $22,064 from $49,859 for the nine months ended December 31, 2002. The Company anticipates that total selling general and administrative costs for the remainder of fiscal 2004 will decrease slightly from the first nine months of fiscal 2004.


     The Company had other income of $0 and $0, and $0 and $20,589 during the three and nine months ended December 31, 2003 and 2002, respectively. The other income during the nine months ended December 31, 2002 is comprised of Forgiveness of Debt $16,669 from a former shareholder/director and Licensing Fees of $3,920 from Synchronics, Inc. See Note 1.

     The Company incurred interest expense of $19,653 and $58,354, and $24,832 and $73,765 during the three and nine months ended December 31, 2003 and 2002, respectively. Interest expense was incurred on loans from shareholders/directors and their related entities.

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

The Company did not file any reports on Form 8-K during the three months ended December 31, 2003.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SK Technologies Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SK TECHNOLOGIES CORPORATION,
                             a Delaware corporation


Date:  February 14, 2004        By:  /s/ Calvin S. Shoemaker
                                   Calvin S. Shoemaker, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature                     Title                  Date


/s/ Calvin S. Shoemaker    President/Chief      February 14, 2004
Calvin S. Shoemaker        Executive Officer/
                           Director

/s/ Melvin T. Goldberger   Treasurer/Director/  February 14, 2004
Melvin T. Goldberger       Principal Accounting
                           Officer

David H. Peipers           Director

Gary Spirer                Director

                        CERTIFICATIONS

                         Exhibit 31.1
             CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                     PURSUANT TO SECTION 302
                  OF SARBANES-OXLEY ACT OF 2002

I, Calvin Shoemaker, certify that:

1. I have received this quarterly report on Form 10-QSB of December 31, 2003.

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

Date:  February 14, 2004

/s/  Calvin Shoemaker

Calvin Shoemaker, Chief Executive Officer
SK Technologies Corporation

                          Exhibit 31.2
             CERTIFICATION OF CHIEF FINANCIAL OFFICER
                     PURSUANT TO SECTION 302
                  OF SARBANES-OXLEY ACT OF 2002


I, Melvin Goldberger, certify  that:

1. I have received this quarterly report on Form 10-QSB of December 31, 2003.

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

Date:  February 14, 2004

/s/  Melvin T. Goldberger,

Melvin Goldberger, Principal Accounting Officer
SK Technologies Corporation

                           Exhibit 32.1
             CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                     PURSUANT TO SECTION 906
                  OF SARBANES-OXLEY ACT OF 2002


In connection with the accompanying quarterly report of SK Technologies Corporation, (the "Company") on Form 10-QSB for the period ending December 31, 2003, as filed with the Securities and Exchange commission on the date hereof (the"Report"), I, Calvin Shoemaker, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

(1) The Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fully presents, in all material respects, the financial condition and results of operations of the Company.



By:  /s/  Calvin Shoemaker

Name:  Calvin Shoemaker

Date:  February 14, 2004

                           Exhibit 32.2
             CERTIFICATION OF CHIEF FINANCIAL OFFICER
                     PURSUANT TO SECTION 906
                  OF SARBANES-OXLEY ACT OF 2002


In connection with the accompanying quarterly report of SK Technologies Corporation, (the "Company") on Form 10-QSB for the period ending December 31, 2003, as filed with the Securities and Exchange commission on the date hereof (the"Report"), I, Melvin Goldberger, Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

(1) The Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fully presents, in all material respects, the financial condition and results of operations of the Company.



By:  /s/  Melvin T. Goldberger

Name: Melvin Goldberger

Date:  February 14, 2004