Form 10KSB
period 2004-03-31
SK TECHNOLOGIES CORP
filed 2004-05-25
CIK 847777

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-KSB


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2004

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____


Commission file number: 0-18184

                        SK TECHNOLOGIES CORPORATION
                      ------------------------------------
              (Name of small business issuer in its charter)


          Delaware                                        52-1507455
-------------------------------                  -------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


500 Australian Avenue S. Suite 619,
West Palm Beach, FL                                         33401
-------------------------------                  -------------------------------
(Address of principal executive offices)                  (Zip Code)


Issuer's telephone number    (561) 651-4147


Securities registered under Section 12(b) of the Exchange Act:

    Title of each class                                Name of each exchange
                                                       on which registered
         None
-----------------------------                     ------------------------------


Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value
                            ------------------------
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [_]


     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained in this form, and no disclosure will be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any other amendment to this Form 10-KSB. [X]

     State the Issuer's revenues for its most recent fiscal year.    $0

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at May 14, 2004 was $92,106.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     As of May 14, 2004, 196,682 shares of Common Stock, par value $.001 per share, were issued and outstanding.

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

BUSINESS OF ISSUER

The Company

     The Company is not currently conducting any active business operations.

Business Venture

Synchronics

     On September 12, 2001 the Company ("Licensor") entered into a License and Consulting Agreement (the "Agreement") with Synchronics ("Licensee"), whereby the Licensee licenses through December 31, 2003, all of the Company's right, title and interest in and to StoreKare software and certain other related assets. The Agreement expired on December 31, 2003.

Sources and Availability of Raw Materials

     Since the Company has ceased to conduct any active business operations, no shortage of materials is expected in the foreseeable future.

Dependence on One or a Few Customers

     None.

Research and Development

     Research and development costs were not incurred in fiscal 2004 and 2003.


Patents, Copyrights and Trademarks

     None.

Effect of Probable Governmental Regulation on the Business

     Since the Company is not conducting any active business operations, governmental regulation is not expected to have a significant effect on the Company in the foreseeable future.

Personnel

     The Company does not currently employ any employees. The Company engages the service of one finance person as needed, on an independent contractor basis.

     The Company is not a party to any collective bargaining agreements.

Subsequent Events

     On April 1, 2004, Starliner Systems Inc., a British Virgin Islands corporation ("Starliner"), made a cash payment to certain shareholders of the Company, in the amount of three hundred fifty thousand dollars ($350,000) in exchange for 14,870,920 shares of the Company's restricted Common Stock, transferred pursuant to Section 4(1) of the Securities Act of 1933, as amended. In the same transaction, Starliner also received 211,034 shares of the Company's outstanding Series B Preferred Stock and all 793 shares of the Company's outstanding Series D Preferred Stock. All of these shares were acquired from five existing shareholders of the Company, specifically Calvin S. Shoemaker, Melvin Goldberg, Dorothy Eweson, Roger Oesterling, and Sixth Avenue Associates LLC. The exact amount of each type of share purchased is shown in the table below:

                                         Common       Series B    Series D
---------------------------------------------------------------------------
Calvin S. Shoemaker                      63,424        16,667
Melvin T. Goldberger                      5,300        11,033
Dorothy Eweson                          298,794
Roger Osterling                          44,340
Sixth Avenue Associates LLC          14,419,062       183,334       793
---------------------------------------------------------------------------
                                     14,830,920       211,034       793
                                     ==========       =======       ===

     The purpose of this transaction was to effect a change of control of the Company to Starliner. As of April 1, 2004, Starliner beneficially directly owns 75.7% of the issued and outstanding common stock of the Company.

     On March 31, 2004, the Company's existing Board of Directors ratified and approved by unanimous written consent the appointment of F. Peter Brewer, President of Starliner, as an additional Director of the Company to serve until the next meeting of the shareholders at which Directors are elected. Immediately after the appointment of F. Peter Brewer as a Director of the Company, the remaining directors and/or officers of the Company, Calvin S. Shoemaker, Melvin
T. Goldberger, Gary S. Spirer and David H. Peipers, all tendered their resignations, which the Company then accepted. Mr. Brewer now serves as the sole Officer and Director of the Company.

     The Company's executive offices have been relocated to 500 Australian Ave. S., Suite 619, West Palm Beach, FL 33401. The telephone number is (561) 651-4146.

     On April 5, 2004, the Company's Board of Directors approved the following Actions and recommended that such Actions be ratified and approved by the Company's stockholders:

          1. An amendment to the Company's Certificate of Incorporation to increase the authorized shares of Common Stock, $.001 par value, from 25,000,000 to 200,000,000 shares and to increase the authorized number of shares of Preferred Stock, $.001 par value, from 5,000,000 to 25,000,000, with the specific terms, conditions, limitations and preferences of the Preferred Stock to be determined by the Board of Directors without shareholder approval.

          2. A subdivision of the issued and outstanding common stock of the Company (a reverse split) at a ratio of one (1) share for each one hundred
     (100) shares of common stock issued and outstanding.

     The majority shareholders of the Company consented in writing to the actions described above and such approval and consent was sufficient under the Delaware General Corporate Law and the Company's by-laws to approve these actions. Accordingly, the above actions were not submitted to the Company's other stockholders for a vote and on April 23, 2004, a Definitive Information Statement was filed with the Securities and Exchange Commission ("S.E.C.") and also mailed to the Company's stockholders of record as of April 8, 2004 (the "Record Date") to inform them of the above actions, in accordance with the provisions of Section 228 of the Delaware General Corporation Law.

     A Certificate of Amendment of the Company's Certificate of Incorporation reflecting these changes was filed with the Delaware Secretary of State on May 3, 2004, to be effective May 11, 2004. A copy of such certificate was included in the Definitive Information Statement filed with the Securities and Exchange Commission on April 23, 2004 as well as the related shareholder mailing on the same date.

     The 1 for 100 reverse split was effected at the open of business, May 12, 2004. As a result of the reverse split, the Company's stock symbol changed and it is presently quoted on the OTC Bulletin Board under the symbol "SKTO". After taking into account the rounding up of any fractional shares after the reverse split, as of May 14, 2004, there are 196,682 shares of the Company's common stock issued and outstanding.

     On April 8, 2004, the Company elected to redeem all of its outstanding Series B Convertible, Redeemable Preferred Stock at a price of $0.25 per share pursuant to the terms and conditions of the certificate of designation of the stock. The last day for the redemption of such shares was Monday, May 10, 2004 ("Redemption Date"), after which such holders ceased to be shareholders of the Company under the terms of the Certificate of Designation for Series B Preferred Stock. Upon redemption, the shares of Series B Preferred Stock so redeemed were then properly cancelled as set forth in the Series B Certificate of Designation and shall not be reissued.

ITEM 2.     DESCRIPTION OF PROPERTY.

     The Company currently does not have any facilities. The Company's executive offices have been relocated to 500 Australian Ave. S., Suite 619, West Palm Beach, FL 33401, for which use the Company pays $500 per month, effective April 1, 2004. The new telephone number is (561) 651-4146.


ITEM 3.     LEGAL PROCEEDINGS

     None.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 5, 2004, the Company's Board of Directors approved the following Actions and recommended that such Actions be ratified and approved by the Company's stockholders:

          1. An amendment to the Company's Certificate of Incorporation to increase the authorized shares of our Common Stock, $.001 par value, from 25,000,000 to 200,000,000 shares and to increase the authorized number of shares of Preferred Stock, $.001 par value, from 5,000,000 to 25,000,000, with the specific terms, conditions, limitations and preferences of the Preferred Stock to be determined by the Board of Directors without shareholder approval.

          2. A subdivision of the issued and outstanding common stock of the Company (a reverse split) at a ratio of one (1) share for each one hundred
     (100) shares of common stock issued and outstanding.

     The majority shareholders of the Company consented in writing to the actions described above and such approval and consent was sufficient under the Delaware General Corporate Law and the Company's by-laws to approve these actions. Accordingly, the above actions were not submitted to our other stockholders for a vote and on April 23, 2004, a Definitive Information Statement was filed with the S.E.C. and also mailed to the Company's stockholders of record as of April 8, 2004 (the "Record Date") to inform them of the above actions in accordance with the provisions of Section 228 of the Delaware General Corporation Law.

     A Certificate of Amendment of the Company's Certificate of Incorporation reflecting these changes was filed with the Delaware Secretary of State on May 3, 2004, to be effective May 11, 2004. A copy of such certificate was included in the Definitive Information Statement filed with the Securities and Exchange Commission on April 23, 2004 and the related shareholder mailing.

     The 1 for 100 reverse split was effected at the open of business on May 12, 2004. As a result of the reverse split, the Company's stock symbol changed and it is presently quoted on the OTC Bulletin Board under the symbol "SKTO".

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

Market Information

     The Company's Common Stock is currently quoted on the OTC Bulletin Board under the symbol "SKTO" and has been since effecting the reverse split on May 12, 2004. Prior to that time, the Company had traded under symbol "SKTC". The following table sets forth the high and low bid quotations for the Common Stock for the periods indicated. These quotations reflect prices between resellers and do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                         Common Stock
                                     High           Low
                                   -------         -------
April 1, 2002 -
 June 30, 2002                     $ 0.002         $ 0.002

July 1, 2002 -
 September 30, 2002                $ 0.009         $ 0.005

October 1, 2002 -
 December 31, 2002                 $ 0.009         $ 0.008

January 1, 2003 -
 March 31, 2003                    $ 0.005         $ 0.004

April 1, 2003 -
 June 30, 2003                     $ 0.003         $ 0.003

July 1, 2003 -
 September 30, 2003                $ 0.006         $ 0.006

October 1, 2003 -
 December 31, 2003                 $ 0.013         $ 0.013

January 1, 2004 -
 March 31, 2004                    $ 0.029         $ 0.027


     As of May 14, 2004, the Company had 492 shareholders of record of 196,682 outstanding shares of our common stock, of which 47,972 shares were held by non-affiliates.

     The Transfer Agent of the Company's common stock is Interwest Transfer Co., Inc., 1981 East Murray Holiday Road, Suite 100, Salt Lake City, Utah 84117.

     As of the date hereof, the Company has never declared or paid cash dividends on its Common Stock. Management does not anticipate the Company will pay dividends in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

     On April 1, 2004, Starliner Systems Inc., a British Virgin Islands corporation ("Starliner"), made a cash payment to certain shareholders of the Company, in the amount of three hundred fifty thousand dollars ($350,000) in exchange for 14,870,920 shares of the Company's restricted Common Stock, transferred pursuant to Section 4(1) of the Securities Act of 1933, as amended.

In the same transaction, Starliner also received 211,034 shares of the Company's outstanding Series B Preferred Stock and all 793 shares of the Company's outstanding Series D Preferred Stock. All of these shares were acquired from five existing shareholders of the Company, specifically Calvin S. Shoemaker, Melvin Goldberg, Dorothy Eweson, Roger Oesterling, and Sixth Avenue Associates LLC. The exact amount of each type of share purchased is shown in the table below:

                                     Common       Series B   Series D
---------------------------------------------------------------------
Calvin S. Shoemaker                  63,424        16,667
Melvin T. Goldberger                  5,300        11,033
Dorothy Eweson                      298,794
Roger Osterling                      44,340
Sixth Avenue Associates LLC      14,419,062       183,334       793
---------------------------------------------------------------------
                                 14,830,920       211,034       793
                                 ==========       =======       ===

     The purpose of this transaction was to effect a change of control of the Company to Starliner. As of the date of this filing, Starliner beneficially directly owns 75.7% of the issued and outstanding common stock of the Company.

     On March 31, 2004 the Company's existing Board of Directors ratified and approved by unanimous written consent the appointment of F. Peter Brewer, President of Starliner, as an additional Director of the Company to serve until the next meeting of the shareholders at which Directors are elected. Immediately after the appointment of F. Peter Brewer as a Director of the Company, the remaining directors and/or officers of the Company, Calvin S. Shoemaker, Melvin
T. Goldberger, Gary S. Spirer and David H. Peipers, all tendered their resignations, which the Company then accepted. Mr. Brewer now serves as the sole Officer and Director of the Company.

     The Company's executive offices have been relocated to 500 Australian Ave. S., Suite 619, West Palm Beach, FL 33401. The telephone number is (561) 651-4146.

     On April 5, 2004, the Company's Board of Directors approved the following Actions and recommended that such Actions be ratified and approved by the Company's stockholders:

          1. An amendment to the Company's Certificate of Incorporation to increase the authorized shares of our Common Stock, $.001 par value, from 25,000,000 to 200,000,000 shares and to increase the authorized number of shares of Preferred Stock, $.001 par value, from 5,000,000 to 25,000,000, with the specific terms, conditions, limitations and preferences of the Preferred Stock to be determined by the Board of Directors without shareholder approval.

          2. A subdivision of the issued and outstanding common stock of the Company (a reverse split) at a ratio of one (1) share for each one hundred
     (100) shares of common stock issued and outstanding.

     The majority shareholders of the Company consented in writing to the actions described above and such approval and consent was sufficient under the Delaware General Corporate Law and the Company's by-laws to approve these actions. Accordingly, the above actions were not submitted to the Company's other stockholders for a vote and on April 23, 2004, a Definitive Information Statement was filed with the S.E.C. and also mailed to the Company's stockholders of record as of April 8, 2004 (the "Record Date") to inform them of the above actions in accordance with the provisions of Section 228 of the Delaware General Corporation Law.

     A Certificate of Amendment of the Company's Certificate of Incorporation reflecting these changes was filed with the Delaware Secretary of State on May 3, 2004, to be effective May 11, 2004. A copy of such certificate was included in the Definitive Information Statement filed with the Securities and Exchange Commission on April 23, 2004.

     The 1 for 100 reverse split was effected at the open of business, May 12, 2004. As a result of the reverse split, the Company's stock symbol changed and it is presently quoted on the OTC Bulletin Board under the symbol "SKTO". After taking into account the rounding up of any fractional shares after the reverse split, as of May 14, 2004, there are 196,682 shares of the Company's common stock issued and outstanding.

     On April 8, 2004, the Company elected to redeem thirteen holders' Series B Convertible, Redeemable Preferred Stock of the Company at a price of $0.25 per share pursuant to the terms and conditions of the certificate of designation of the stock. The last day for the redemption of such shares was Monday, May 10, 2004 ("Redemption Date"), after which such holders ceased to be shareholders of the Company under the terms of the Certificate of Designation for Series B Preferred Stock. Upon redemption, the shares of Series B Preferred Stock so redeemed were then properly cancelled (as required under the Series B Certificate of Designation) and shall not be reissued.

     Except for historical information contained herein, certain matters set forth in this Form 10-KSB are forward looking and involve a number of risks and uncertainties that could cause future results to differ materially from these statements and trends.

Liquidity and Capital Resources

     The Company had a net income of $1,682,432 for the fiscal year ended March 31, 2004, due to a substantial gain from shareholders' forgiveness of debt. During fiscal year 2004, the Company had gain of $1,805,753 from the forgiveness of debt. On March 31, 2004, concurrent with the change in control, former shareholders/officers/directors of the Company signed a release agreement to forgive debt of $1,805,753. The Company's cash decreased from $4,144 at March 31, 2003 to $0 at March 31, 2004.

     Accordingly, the working capital deficiency decreased from $(2,182,989) at March 31, 2003 to $(500,557) at March 31, 2004. The decrease in the working capital deficiency was mainly due to the forgiveness of debt of $1,805,753 by former shareholders/officers/directors of the Company on March 31, 2004.

     During the fiscal year ended March 31, 2004, one former shareholder/director of the Company provided funding to the Company in the amount of $26,528 for notes payable on demand at interest rate of 8% annum. As of the date of this filing, one shareholder/director has agreed to provide funding to the Company in the amount not to exceed fifty thousand dollars ($50,000) for cash deficiencies in the fiscal 2005. There is no guarantee or commitment that the shareholder/director will provide additional funding to meet actual cash deficiencies for the remainder of fiscal 2005.

Results of Operations

     For the fiscal years ended March 31, 2004 and 2003, the Company reported a net income (loss) of $1,682,432 and $(140,182), respectively. During fiscal 2004, the Company had a gain of total other income of $1,710,640 mainly due to the gain from forgiveness of debt of $1,805,753. Total selling, general and administrative expenses for fiscal 2004 decreased about 29% from fiscal 2003. This decrease was due to a reduction in payroll and the related reduction in certain administrative expenses. The Company anticipates that total selling, general and administrative expenses will increase during fiscal 2005 as the Company searches for new business ventures.

     The Company incurred interest expense of $110,261 and $98,483 during fiscal 2004 and 2003, respectively. Interest expense was incurred on loans from shareholders/directors and their related entities of $65,938 and $61,957 during fiscal 2004 and 2003, respectively.

     The Company is not currently conducting any active business operations.

Seasonality

     The Company believes that seasonality has no impact since it has ceased conducting any operations.

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


ITEM 7.     FINANCIAL STATEMENTS



            SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page

     Report of Independent Certified Public Accountants -
          Berkovits, Lago & Company, LLP                                     F-1

     Consolidated Balance Sheet
          March 31, 2004                                                     F-2

     Consolidated Statements of Operations
          Years Ended March 31, 2004 and 2003                                F-3

     Consolidated Statements of Stockholders' Deficiency
          Years Ended March 31, 2004 and 2003                                F-4

     Consolidated Statements of Cash Flows
          Years Ended March 31, 2004 and 2003                                F-6

     Notes to Consolidated Financial Statements
          March 31, 2004 and 2003                                            F-7

               REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Directors
SK Technologies Corporation and its Subsidiaries

We have audited the accompanying balance sheet of SK Technologies Corporation and its Subsidiaries ("the Company") as of March 31, 2004, and the related consolidated statements of operations, capital deficiency, and cash flows of the years ended March 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SK Technologies Corporation at March 31, 2004, and the consolidated results of its operations and its cash flows for years ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt as to the ability of the Company to continue as a going concern. Management's plans with regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Berkovits, Lago & Company, LLP

May 21, 2004
Fort Lauderdale, Florida

                  SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET
                           MARCH 31, 2004


                ASSETS

Assets:                                                         $         -
                                                                   --------
                                                                $         -
                                                                   ========

                LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Accrued expenses                                                   25,000
  Due to shareholder                                                111,557
  Notes payable to shareholder                                      364,000
                                                                  ---------
  Total Current Liabilities                                         500,557



Stockholders' Deficiency:
  Preferred Stock, $.001 par value,
    5,000,000 shares authorized
      1,000,000 shares designated as
        convertible Series B Preferred Stock
        396,066 shares issued and outstanding                           396
      3,000 shares designated as Series D
        Preferred Stock, 793 shares issued
        and outstanding                                                   1
  Common Stock, $.001 par value, 200,000,000
    shares authorized, 196,682 shares
    issued and outstanding                                              197
  Additional paid-in capital                                     13,860,184
  Accumulated deficit                                           (14,361,355)
                                                                -----------
    Stockholders' Deficiency                                       (500,557)
                                                                -----------
                                                                $         -
                                                                ===========






    The accompanying notes are an integral part of the financial statements.

                  SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED MARCH 31, 2004 AND 2003

                                                  2004              2003

Revenues                                    $         -       $         -

Cost of Revenues                                      -                 -
                                            -----------       -----------
Gross Profit                                          -                 -

Selling, General and Administrative
Expenses:
  Compensation and payroll taxes                 14,524            43,008
  Other selling, general and
    administrative expenses                      13,684            19,280
                                            -----------       -----------
                                                 28,208            62,288
                                            -----------       -----------
Operating Loss                                  (28,208)          (62,288)

Other Income(Expenses):
  Forgiveness of Debt                         1,805,753                 -
  Interest expense                             (110,261)          (98,483)
  Other, net                                     15,148            20,589
                                            -----------       -----------
    Total Other Income (Expense)              1,710,640           (77,894)
                                            -----------       -----------
Net Income (Loss)                           $ 1,682,432       $  (140,182)
                                            ===========       ===========
Basic Income (Loss) Per Common Share        $      0.09       $     (0.01)
                                            ===========       ===========
Diluted Income (Loss) Per Common Share      $      0.08       $     (0.01)
                                            ===========       ===========
Weighted Average Number of
  Common Shares Outstanding
         Basic                               19,664,494        19,664,494
                                            ===========       ===========
         Diluted                             20,853,560        19,664,494
                                            ===========       ===========






    The accompanying notes are an integral part of the financial statements.

               SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                   YEARS ENDED MARCH 31, 2004 AND 2003





                         Series D        Series B
                     Preferred Stock  Preferred Stock      Common Stock
                     Shares  Amount   Shares   Amount    Shares    Amount
                     ------------------------------------------------------
Balance at
  March 31, 2002        793    $  1   396,066    $396     196,682     $197

Net loss                  -       -         -       -           -        -
                       ----   -----   -------    ----  ----------  -------
Balance at
  March 31, 2003        793       1   396,066     396     196,682     $197

Net Income                -       -         -       -           -        -
                       ----   -----   -------    ----  ----------  -------
Balance at
  March 31, 2004        793    $  1   396,066    $396     196,682     $197
                       ====    ====   =======    ====  ==========  =======

               SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                   YEARS ENDED MARCH 31, 2004 AND 2003

                                  (Continued)



                           Additional
                            Paid-In         Accumulated      Stockholders'
                            Capital           Deficit         Deficiency
                        ---------------------------------------------------
Balance at
  March 31, 2002          $13,860,184      $(15,903,585)     $(2,042,807)

Net loss                            -          (140,182)        (140,182)
                          -----------      -------------     ------------
Balance at
  March 31, 2003           13,860,184       (16,043,767)      (2,182,989)

Net Income                          -         1,682,432        1,682,432
                          -----------      -------------     ------------
Balance at
  March 31, 2004          $13,860,184      $(14,361,355)     $  (500,557)
                          ===========      =============     ============



















The accompanying notes are an integral part of the financial statements.

                SK TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED MARCH 31, 2004 AND 2003




                                                           2004           2003

Cash Flows From Operating Activities:
  Net Income (Loss)                                    $1,682,432    $ (140,182)

 Changes in operating assets and liabilities:
      Accounts Payable                                     (4,798)            -
          Accrued expenses                                 (8,833)        1,145
      Due to shareholders/directors                      (853,309)       78,816
      Deferred income                                      (3,981)       (3,920)
                                                        ----------   -----------
        Net cash provided by (used in)
          operating activities                            811,511       (64,141)


Cash Flows from Financing Activities:
  (Payments to) Proceeds from loans from
     shareholders/directors                              (803,655)       55,655
  Principal payments on note payable to shareholder       (12,000)        3,000
                                                        ----------   -----------
      Net cash (used in) provided by
        financing activities                             (815,655)       58,655
                                                        ----------   -----------
      Decrease in cash                                     (4,144)       (5,486)

Cash at beginning of year                                   4,144         9,630
                                                        ----------   -----------
Cash at end of year                                             -    $    4,144
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

License Agreement Deposit

     On September 12, 2001 the Company ("Licensor") entered into a License and Consulting Agreement (the "Agreement") with Synchronics ("Licensee"), whereby the Licensee licenses through December 31, 2003, all of the Company's right, title and interest in and to StoreKare software and certain other related assets. The Agreement expired on December 31, 2003.

     The Company recognized license fees of $3,981 and $3,920 during fiscal years 2004 and 2003, respectively as reflected on the Statement of Operations under the heading "Other Income Net".

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Earnings (Loss) Per Common Share

     Basic and diluted earnings income (loss) per Common Share is calculated by dividing net income (loss) by the weighted average Common Shares outstanding. The exercise of options and warrants or conversion of convertible securities have been included in the calculation of diluted earnings income per share since the Company has net income in the fiscal year ended March 31, 2004. In fiscal year ended March 31, 2003, the exercise of options and warrants or conversion of convertible securities have been excluded from the calculation of diluted earnings loss per share since the Company has a loss from continuing operations and the effect of these potential shares on loss per Common Share is anti-dilutive.

Accounting for Stock-Based Compensation

     The Company currently accounts for such transactions under Accounting Principles Board Opinion No. 25 and has elected not to change its method of accounting for the issuance of stock options and other equity instruments to the fair value method.

Income Taxes

     Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Accounting Pronouncements

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133 and is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company's financial statements. The Company does not currently have derivative instruments or hedging activities.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 provides guidance with respect to the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability rather than, under previous guidance, as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's financial statements.

NOTE 2 -   GOING CONCERN CONSIDERATION

     The Company had a net income of $1,682,432 for the fiscal year ended March 31, 2004 and has a net capital deficiency of $500,557 as of March 31, 2004. The Company has experienced losses from operations in the past and continues to experience operating losses. Based on these conditions, doubt exists about the ability of the Company to continue as a going concern.

     The financial statements for the year ended March 31, 2004 do not include adjustments relating to the recoverability and classification of the recorded carrying value of the assets or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     During fiscal 2004 a former majority shareholder/director provided funding to the Company in the amount of $26,528 based on the Company's cash deficiencies from operations. As of May 14, 2004, one shareholder/director has agreed to provide funding to the Company in the amount not to exceed fifty thousand dollars ($50,000) for cash deficiencies in the fiscal 2005. There is no guarantee or commitment that the shareholder/director will provide additional funding to meet actual cash deficiencies for the remainder of fiscal 2005.


NOTE 3 -   FORGIVENESS OF DEBT

     On March 31, 2004, former shareholders/officers/directors of the Company signed a release agreement to forgive debt of $1,805,753 and is recorded in the Statement of Operations, for fiscal 2004 and consists of the following (see Note
7):

         Debt outstanding at date of forgiveness         $1,615,683
         Accrued interest at date of forgiveness            190,070
                                                         ----------
                                                          1,805,753


NOTE 4 -   INCOME TAXES

     For the year ended March 31,  2004,  no  provision  or (credit)  for income taxes has been provided for in the accompanying consolidated financial statements because realization of such income tax benefits cannot be reasonably assured. The Company will recognize the benefit from such carryforward losses in the future, if and when they are realized, in accordance with applicable provisions of the Internal Revenue Code for income taxes, which may subject such carryforward losses to certain limitations (see Note 7).


NOTE 5 -  STOCK OPTIONS

1995 Company Stock Option Plan

     As of March 31, 2004, there are options for 1,150,000 shares of Common Stock outstanding and exercisable as part of the 1995 Option Plan. Any and all such options have since been cancelled, effective April 1, 2004, by agreement of the option holder as a part of the March 31, 2004 change of control.

Stock Based Compensation

     As required by Statement No. 123, pro forma information regarding net loss and loss per share has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004; risk- free rate of return of 3.13%; dividend yield of 0.000%; volatility factor of the expected market price of the Company's Common Stock of 5.26% and a weighted-average expected life of the options of two to five years.

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

     Information regarding stock options for the years ended March 31, 2004 and March 31, 2003 is summarized as follows:


                                                Weighted Average
                                  Number of      Exercise Price
                                   Shares           Per Share

Outstanding at March 31, 2002     1,151,600           $ .36
Exercised                                 -           $   -
Expired                              (1,600)          $   -
Forfeited                                 -           $   -
Cancelled                                 -           $   -
Granted                                   -           $   -
                                 ----------
Outstanding at March 31, 2003     1,150,000           $ .32
Exercised                                 -           $   -
Expired                                   -           $   -
Forfeited                                 -           $   -
Cancelled                                 -           $   -
Granted                                   -           $   -
                                 ----------
Outstanding at March 31, 2004     1,150,000(1)        $ .32
                                 ==========
Exercisable at March 31, 2004     1,150,000(1)        $ .32
                                 ==========
Reserved for future option
  grants at March 31, 2004        2,550,000
                                 ==========

(1) Effective April 1, 2004, all options exercisable and/or outstanding were cancelled as a part of the acquisition by Starliner Systems Inc.

     For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's 2004 and 2003 pro forma information follows: 2004 2003

   Net Income (Loss)              $ 1,619,412        $ (205,870)
                                  ===========        ===========
   Net (Loss) Income Per
     Common Share                 $       .08         $    (.01)
                                  ===========        ===========

     The 2004 and 2003 pro forma effect on net loss is not necessarily representative of the effect in the future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

     The exercise price of options outstanding at March 31, 2004 is $0.32.

Note 6 - STOCKHOLDERS' EQUITY

     On May 12, 2004, the Board of Directors authorized a 1 for 100 reverse stock split of common stockholders of record on April 8, 2004. Per-share amounts in the accompanying financial statements have been adjusted for the split.


NOTE 7 -   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments:

          Borrowings/Bank Mortgages: The fair value for borrowings/bank mortgages is generally estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

     The carrying amounts and fair values of the Company's significant financial instruments at March 31, 2004 are as follows:


                                   Carrying
                                    Amount            Fair Value

Note payable to shareholder         364,000             364,000

Loan payable to shareholder         111,557             111,557


NOTE 8 - SUBSEQUENT EVENTS

     On April 1, 2004, Starliner Systems Inc., a British Virgin Islands corporation ("Starliner"), made a cash payment to certain shareholders of the Company, in the amount of three hundred fifty thousand dollars ($350,000) in exchange for 14,870,920 shares of the Company's restricted Common Stock, transferred pursuant to Section 4(1) of the Securities Act of 1933, as amended. In the same transaction, Starliner also received 211,034 shares of the Company's outstanding Series B Preferred Stock and all 793 shares of the Company's outstanding Series D Preferred Stock. All of these shares were acquired from five existing shareholders of the Company, specifically Calvin S. Shoemaker, Melvin Goldberg, Dorothy Eweson, Roger Oesterling, and Sixth Avenue Associates LLC. The exact amount of each type of share purchased is shown in the table below:

                                         Common       Series B    Series D
---------------------------------------------------------------------------
Calvin S. Shoemaker                      63,424        16,667
Melvin T. Goldberger                      5,300        11,033
Dorothy Eweson                          298,794
Roger Osterling                          44,340
Sixth Avenue Associates LLC          14,419,062       183,334       793
---------------------------------------------------------------------------
                                     14,830,920       211,034       793
                                     ==========       =======       ===

The purpose of this transaction was to effect a change of control of the Company to Starliner. As of April 1, 2004, Starliner beneficially directly owns 75.7% of the issued and outstanding common stock of the Company. As a result of this change, effective April 1, 2004, the Company has reentered the development stage.

     On May 12, 2004, the Board of Directors authorized a 1 for 100 reverse stock split of common stock, see Note 6.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


ITEM 8A. CONTROLS AND PROCEDURES.

     The Company's sole officer and director has concluded, based on an evaluation conducted within 90 days prior to the filing date of this Annual Report on Form 10-KSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide the officer the information necessary whether:

          (i) this Annual Report on Form 10-KSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report on Form 10-KSB, and

          (ii) the financial statements, and other financial information included in this Annual Report on Form 10- KSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Annual Report on Form 10-KSB.

     There have been no significant changes in the Company's internal controls or in other factors since the date of the current sole officer and director's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.



                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following persons are the directors and executive officers of the Company as of March 31, 2004. All directors are elected by the shareholders to serve until the next meeting of shareholders or until their successors are duly elected and qualified. Officers are elected by the Board of Directors to serve at the pleasure of the Board.


       Name                   Age            Position (1)
------------------------------------------------------------------------
Calvin S. Shoemaker            63         President/Chief Executive
                                          Officer/Director

Melvin T. Goldberger           84         Treasurer/Director

Gary S. Spirer                 59         Director

David H. Peipers               47         Director

----------------------------------------------------------------------

(1) On March 31, 2004, the Company's existing Board of Directors ratified and approved by unanimous written consent the appointment of F. Peter Brewer, President of Starliner, as an additional Director of the Company to serve until the next meeting of the shareholders at which Directors are elected.

     Immediately after the appointment of F. Peter Brewer as a Director of the Company, the remaining directors and/or officers of the Company, Calvin S. Shoemaker, Melvin T. Goldberger, Gary S. Spirer and David H. Peipers, all tendered their resignations, which the Company then accepted. Mr. Brewer now serves as the sole Officer and Director of the Company.

Family Relationships

     There are no family relationships between or among the executive officers and directors of the Company.

Business Experience

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

     F. Peter Brewer, age 62, has served as the sole Officer and Director of the Company since April 2004. In March 2004, Mr Brewer was appointed as the
President and Chief Executive Officer and in April 2004 as a Director of Starliner Systems Inc., the majority shareholder of the Company. Over the past 35 years, Mr. Brewer has specialized in complex financial engineering to provide finance in appropriate forms for projects primarily related to the real estate development and transportation, chemical and energy related industries. Through a series of corporate structures, the latest of which is the Georgian Group of Companies, he has provided debt and equity finance, long term secured loans for construction, purchase, operation of real estate projects, aircraft, chemical plants and oil related businesses, commercial ships and specific project finance. This has included conventional and non-conventional funding, on or off balance sheet, using bespoke underwriting packages and/or the creation, delivery or acceptance of appropriate financial instruments. Mr. Brewer attended Salford University in the United Kingdom where he took courses in automotive and aeronautical engineering and qualified as a certified mechanic and in management accountancy.

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


ITEM 10.  EXECUTIVE COMPENSATION.

     The following tables set forth executive compensation for the last three fiscal years, stock awards and stock option values for the fiscal 2004. Annual Compensation

                                                 Other Annual
Name and            Fiscal    Salary     Bonus    Compensa-
Position             Year       ($)       ($)     tion ($)
----------------   -------   -------      -----   --------
Calvin Shoemaker     2002     49,869      2,233       0
President/Chief      2003     39,560          0       0
Executive Officer    2004     13,440          0       0

All executive
Officers as a        2002     49,869      2,233       0
Group (one           2003     39,560          0       0
Person )             2004     13,440          0       0


                               Long Term Compensation

                               Awards           Payouts
                   Restricted                             All
                     Stock        Options/     LTIP     Other
Name and            Awards         SARs      Payouts  Compensa-
Position          (# Shares)(1)     (#)(2)     ($)     tion $)
----------------   ----------     -------     -----   --------
Calvin Shoemaker        0             0        0          0
President/Chief         0             0        0          0
Executive Officer       0             0        0          0

All Executive
Officers as a           0             0        0          0
Group (one              0             0        0          0
Person)                 0             0        0          0

(1) In July 1997, the Company filed a registration statement on Form S-8, with the Securities and Exchange Commission, to register 1,400,000 shares of Common Stock which may be purchased pursuant to the exercise of options under the 1995 Option Plan. Accordingly restricted stock awards were reclassified as options in fiscal 1998.

(2) In December 1999, shareholders owning a majorit in interest of the Company's stock approved an amendment to the Company's 1995 Stock Option Plan to increase the number of shares of Common Stock which may be issued upon the exercise of options granted through the Plan from 1,400,000 to 3,700,000. Any and all such options have since been cancelled, effective April 1, 2004, by agreement of the option holder as a part of the March 31, 2004 change of control.

     In February 2000, the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission, to register the additional 2,300,000 shares of Common Stock which may be purchased pursuant to the exercise of options under the 1995 Option Plan.


                       Option/SAR Grants in Fiscal 2004
                                Individual Grants
                   ------------------------------------------
                         Number of Securities    % of Total Options/
                         Underlying Options/     SARs Granted to         Exercise or Base Price   Expiration
Name                     SARs Granted (#) (1)    Employees in Fiscal Year($/SH)                   Date
-----------------------  ----------------------- ----------------------- -----------------------  ----------------------
Calvin Shoemaker
President/Chief                   0                         0
Executive Officer
-----------------------
(1)      No options were granted to Executive Officers in fiscal 2004.



                 Aggregated Option/SAR Exercises in Fiscal 2004
                      And March 31, 2004 Option/SAR Values
                   ------------------------------------------
                                                                         Number of                Value of
                                                                         Securities               Unexercised
                                                                         Underlying               In-the-Money
                                                                         Unexercised              Options/
                                                                         Options/SARs at          SARs at March 31,
                                                                         March 31, 2004(#)        2004 ($)
                         Shares Acquired         Value                   Exercisable/             Exercisable/
Name                      on Exercise (#)        Realized                Unexercisable (1)        Unexercisable
-----------------------  ----------------------- ----------------------- -----------------------  -----------------
Calvin Shoemaker              0                         0                  600,000/600,000              0/0
President/Chief
Executive Officer
-----------------------
(1)  Any and all such  options  have since been  cancelled,  effective  April 1,
     2004,  by  agreement  of the option  holder as a part of the March 31, 2004 change of control.


Compensation of Directors

     The Company has no standard arrangements for compensating the directors of the Company for their attendance at meetings of the Board of Directors.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. The following table sets forth Common Stock ownership information as of the date of this filing with respect to (i) each person known to us to be the beneficial owner of more than 5% of our issued and outstanding Common Stock; (ii) each of our directors and executive officers; and
(iii) all of our directors and executive officers as a group. Unless otherwise indicated, the business address of each person listed is 500 Australian Ave. S., Suite 619, West Palm Beach, FL 33401.

Name and Address of             Title of     Amount and Nature of   Percent of
Beneficial Owner                 Class        Beneficial Owner         Class
--------------------------------------------------------------------------------
Starliner Systems Inc.          Common          14,870,920(3)          75.7%

Starliner Systems Inc.         Preferred           211,034(3)          53.3%
                               Series B (1)

Starliner Systems Inc.         Preferred               793(3)           100%
                               Series D (2)

F. Peter Brewer                   N/A                    0(3)             0%
--------------------------------------------------------------------------------
All officers and directors
as a group (1 person)             N/A                    0                0%

(1)  The shares of Series B Preferred Stock have one vote per share.
(2)  The 793 shares of Series D Preferred Stock have 1000 votes per share.
(3) Starliner Systems Inc. is wholly owned by Peabody Ltd., a Mauritius company, which is beneficially owned by Mercedes Travis, spouse of F. Peter Brewer. By virtue of this relationship, Mr. Brewer may be deemed a "control person" of either Starliner Systems Inc. and/or Peabody Ltd. or both. In the event Mr. Brewer is deemed a control person in either of these entities, he may be deemed to beneficially own or control the shares of the Company owned by that entity.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit #       Description of Exhibit

2.1 Stock Purchase Agreement between Starliner Systems, Inc. and SK Technologies Corporation dated March 31, 2004, filed in conjunction with the Company's Current Report on Form 8-K/A, filed on April 26, 2004.

3.1 Certificate of Incorporation, as amended, through September 19, 1992, is incorporated herein by reference to the Registration Statement on Form S-18, File No. 33-27977-A, as declared effective on July 10, 1989, as amended by Post-Effective Amendment No. 1 declared effective on September 12, 1990, as amended by Post-Effective Amendment No. 2 declared effective on November 15, 1991 (collectively, the "Registration Statement"), the Annual Report on Form 10-K for the fiscal year ended March 31, 1990, File No. 0-18184 filed June 29, 1990 2("1990 10-K"), and the Annual Report on Form 10-K for the fiscal year ended March 31, 1991, File No. 0-18184 filed July 13, 1991 ("1991 10-
          K").

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

4.1 Warrant Agreement between the Registrant and Interwest Transfer Company is incorporated herein by reference to the 1990 10-KSB.

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

10.1      May 13, 1993 Financial Consulting Agreement between the Registrant and
          Capital  Hill  Group,  Inc.  ("Financial   Consulting  Agreement")  is
          incorporated herein by reference to the 1991 10-KSB.

10.2 Amendment to Financial Consulting Agreement dated May 13, 1993 is incorporated herein by reference to the 1993 10-KSB.

10.4 Finder's Agreement between the Registrant and Capital Hill Group, Inc. ("Finder's Agreement") is incorporated by reference to the 1991 10-K.

10.5 Amendment to Finder's Agreement, dated May 13, 1993 is incorporated by reference to the 1993 10-KSB.

10.9 Solution Provider agreement between NC Corporation and the Registrant dated February 7, 1994 is incorporated herein by reference to the 1994 10-KSB.

10.11 Consulting Agreement between the Company and C. Shelton James and Fundamental Management Corporation, dated May 13, 1993 is incorporated herein by reference to the 1993 10-KSB.

10.12 Promissory Note dated November 7, 1992 as amended March 9, 1993 and April 7, 1993, with Baron Coleman as Holder and the Company as Maker is incorporated herein by reference to the 1993 10-KSB.

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

31.1 *    Certification  pursuant  to Section 302 of the  Sarbanes-Oxley  Act of
          2002.

32.1 *    Certification  pursuant  to Section 906 of the  Sarbanes-Oxley  Act of
          2002.
    -------------------------------

*    Filed herewith.

     (b) Reports on Form 8-K

     On April 9, 2004, the Company filed a report on Form 8-K reporting a change in control. The report was subsequently amended on April 26, 2004 in order to include a copy of the Stock Purchase Agreement between Starliner Systems, Inc. and the Company, dated March 31, 2004, as an exhibit.


ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, Berkovits, Lago & Company, LLP of Fort Lauderdale, Florida.

                                              Year Ended
                                               March 31,
                            ------------------------------------------
                                      2004                 2003
                            ------------------------------------------
Audit Fees                          $ 5,000               $ 6,000
Audit-Related Fees                    2,600                 3,600
Tax Fees                                  -                     -
All Other Fees                            -                     -

Total                               $ 7,600               $ 9,600
----------------------------------------------------------------------

     "Audit Fees" consisted of fees billed for services rendered for the audit of the Company's annual financial statements and for review of the financial statements included in the Company's quarterly reports on Form 10-QSB.

     Berkovits, Lago & Company, LLP did not perform any non-audit services for the Company in either the fiscal year ended March 31, 2004 or the fiscal year ended March 31, 2003.

     Financial Information System Design and Implementation. Berkovits, Lago & Company, LLP did not charge the Company any fees for financial information system design and implementation fees.

     The Company has no formal audit committee. However, the entire Board of Directors (the "Board") is the Company's defacto audit committee.

     In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees." The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management, the internal auditors and the independent auditors the quality and adequacy of the Company's internal controls. The Board reviewed with the independent auditors their management letter on internal controls.

     The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees".

     The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended March 31, 2004, with management and the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements.

     Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended March 31, 2004, for filing with the Securities and Exchange Commission. The Board also approved the reappointment of Berkovits, Lago & Company, LLP as independent auditors.

     The Company's principal accountant, Berkovits, Lago & Company, LLP, did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.




                                   SIGNATURES

     In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           SK TECHNOLOGIES CORPORATION
                             A Delaware Corporation




By:/s/ F. Peter Brewer
--------------------------------
F. Peter Brewer, Sole Officer and Director

Date: May 17, 2004



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Signature                Title                            Date
---------                -----                            ----

/s/ F. Peter Brewer
--------------------
F. Peter Brewer          Sole Officer and Director        May 17, 2004