Form 10QSB
period 2004-07-31
SK TECHNOLOGIES CORP
filed 2004-09-21
CIK 847777

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

--------------------------------------------------------------------------------

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended JULY 31, 2004

[_] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ______________ to _____________

--------------------------------------------------------------------------------

                        Commission File Number: 000-18184

                             CIRILIUM HOLDINGS, INC.
                     ---------------------------------------
        (Exact name of small business issuer as specified in its charter)

                       DELAWARE                52-1507455
              -------------------------- --------------------------
                (State of incorporation) (IRS Employer ID Number)

                              625 N. FLAGLER DRIVE
                            WEST PALM BEACH, FL 33401
                    -----------------------------------------
                    (Address of principal executive offices)

                                 (561) 491-0935
                    -----------------------------------------
                           (Issuer's telephone number)

                                   MARCH 31ST
                    -----------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: September 10, 2004: 38,582,481

Transitional Small Business Disclosure Format (check one):  YES [_]   NO [X]

                             Cirilium Holdings, Inc.

                 Form 10-QSB for the Quarter ended July 31, 2004

                                Table of Contents

                                                                           Page
Part I - Financial Information                                             1

  Item 1   Financial Statements                                            1

  Item 2   Management's Discussion and Analysis or Plan of Operation       18

  Item 3   Controls and Procedures                                         21

Part II - Other Information                                                22

  Item 1   Legal Proceedings                                               22

  Item 2   Unregistered Sales of Equity Securities and Use of Proceeds     22

  Item 3   Defaults Upon Senior Securities                                 23

  Item 4   Submission of Matters to a Vote of Security Holders             23

  Item 5   Other Information                                               23

  Item 6   Exhibits                                                        23

Signatures                                                                 24

                         Part I - Financial Information

ITEM 1   FINANCIAL STATEMENTS


                    CIRILIUM HOLDINGS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE THREE MONTHS ENDED JULY 31, 2004 AND 2003

                    CIRILIUM HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                       FOR THE QUARTER ENDED JULY 31, 2004


ASSETS                                                                  2004
                                                                    -----------

Current assets:
Cash and cash equivalents (note 2)                                  $   335,996
Accounts receivable (note 2)                                             26,126
Employee loan                                                            10,000
Due from affiliates (note 8)                                             40,549
Travel advances                                                          11,722
Inventories (note 2)                                                    272,592
Capital lease receivable (notes 2 and 9)                                 64,604
                                                                    -----------

Total current assets                                                    761,588
                                                                    -----------

Property and equipment (note 2):
Telecommunication equipment                                             163,565
Computer equipment                                                       14,779
Software                                                                  1,440
Furniture, fixtures and office equipment                                    902
                                                                    -----------
                                                                        180,687
Less:  accumulated depreciation                                         (45,165)
                                                                    -----------

Net property and equipment                                              135,522
                                                                    -----------

Other assets:
Capital lease receivable (note 2 and 9)                                  21,794
Intangible asset - software, net (note 2)                               529,166
Goodwill (note 2)                                                     3,071,182
Deposits                                                                 13,550
                                                                    -----------

Total other assets                                                    3,635,693
                                                                    -----------

Total assets                                                        $ 4,532,803
                                                                    ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                    CIRILIUM HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                       FOR THE QUARTER ENDED JULY 31, 2004


LIABILITIES AND STOCKHOLDERS' EQUITY                                    2004

Current liabilities:
Accounts payable                                                   $    225,151
Related party payables (note 9)                                              --
Note payable (notes 2 and 6)                                                 --
Reserve for preferred stock redemption (note 4)                          26,258
Customer deposits                                                        56,250
                                                                   ------------

Total current liabilities                                               307,659
                                                                   ------------

Commitments and contingencies                                                --

Stockholders'  equity (notes 2, 3, 4, 10, 11 and 12):
 Common stock,  $.001 par, 200,000,000 shares
 authorized, 30,582,481 shares issued and outstanding                    27,183
Preferred stock, $.001 par, 25,000,000 authorized, 0 shares
issued and outstanding (note 4)                                              --
Additional paid-in capital                                           19,827,570
Additional paid-in capital - stock options                               55,267
Common stock warrants                                                   971,449
Accumulated deficit                                                 (16,434,102)
                                                                   ------------
                                                                      4,447,366

Unearned stock compensation                                            (222,223)
                                                                   ------------

Total stockholders' equity                                            4,225,144
                                                                   ------------

Total liabilities and stockholders' equity                         $  4,532,803
                                                                   ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                    CIRILIUM HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  FOR THE QUARTERS ENDED JULY 31, 2004 AND 2003



                                                     2004            2003
                                                 ------------    ------------

Revenue (note 2):
Systems                                          $    332,295    $    180,873
Other                                                  35,943          20,033
                                                 ------------    ------------

Total revenue                                         368,238         200,906
                                                 ------------    ------------

Cost of sales:
Systems                                               185,254          60,513
Other                                                      --              --
                                                 ------------    ------------

Total cost of sales                                   185,254          60,513
                                                 ------------    ------------

Gross profit                                          182,985         140,393
                                                 ------------    ------------

Operating expenses:
Salaries and wages                                    550,604         245,211
General and administrative
 expenses (notes 2, 5, and 7)                         824,774         138,080
Depreciation and amortization (note 2)                 73,924          17,976
                                                 ------------    ------------

Total operating expenses                            1,449,302         401,267
                                                 ------------    ------------

Loss before income taxes                           (1,266,318)       (260,874)

Income taxes (note 2)                                      --              --
                                                 ------------    ------------

Net loss                                         $ (1,266,318)   $   (260,874)
                                                 ============    ============

Loss per share (note 2):
Loss per share, basic and diluted                $      (0.04)   $      (3.73)
                                                 ============    ============
Weighted average shares
 outstanding, basic and diluted                    28,332,198          70,000
                                                 ============    ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements


                    CIRILIUM HOLDINGS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                       FOR THE QUARTER ENDED JULY 31, 2004


                                               Common Stock
                                         -------------------------                 Additional
                                                                      Preferred     Paid-in
                                           Shares        Amount         Stock       Capital
                                         -----------   -----------   ----------   -----------

Balance at inception, February 6, 2004            --            --           --            --
Issuance of founding shareholder
common stock                              14,000,000         1,400           --            --

Issuance of common stock for
Cirilium, Inc. acquisition                 6,000,000           600           --     2,999,400

Issuance of common stock for
Stitel, Inc. acquisition                   1,000,000           100           --       499,900

Issuance of common stock
to consultant                                500,000            50           --       249,950

Sale of common
stock                                      1,068,333           107           --       343,498

Issuance of stock
options                                           --            --           --            --

Net loss                                          --            --           --            --
                                         -----------   -----------   ----------   -----------

Balance, April 30, 2004                   22,568,333   $     2,257   $       --   $ 4,092,748
                                         ===========   ===========   ==========   ===========

Sale of common
   stock (note 11)                         2,817,466           282           --     1,423,904

Reverse merger
   SK Technologies (note 3)                5,196,682        24,644           --    14,310,918

Expense deferred stock
   compensation (note 12)                         --            --           --            --

Issuance of stock
   options (note 10)                              --            --           --            --

Net loss                                          --            --           --            --
                                         -----------   -----------   ----------   -----------

Balance, July 31, 2004                    30,582,481   $    27,183   $        0   $19,827,570
                                         ===========   ===========   ==========   ===========




                                                  Additional    Additional
                                                   Paid-in       Paid-in        Unearned
                                                   Capital -     Capital -       Stock          Accumulated
                                                Stock Options    Warrants     Compensation       Deficit         Total
                                                ------------   ------------   ------------    ------------    ------------


Balance at inception, February 6, 2004          $         --   $         --    $        --    $         --    $         --
Issuance of founding shareholder
common stock                                              --             --             --              --           1,400

Issuance of common stock for
Cirilium, Inc. acquisition                                --             --             --              --       3,000,000

Issuance of common stock for
Stitel, Inc. acquisition                                  --             --             --              --         500,000

Issuance of common stock
to consultant                                             --             --       (243,056)             --           6,944

Sale of common
stock                                                     --        353,483             --              --         697,088

Issuance of stock
options                                                4,165             --             --              --           4,165

Net loss                                                  --             --             --        (806,449)       (806,449)
                                                ------------   ------------   ------------    ------------    ------------

Balance, April 30, 2004                         $      4,165   $    353,483   $   (243,056)   $   (806,449)   $  3,403,148
                                                ============   ============   ============    ============    ============

Sale of common
   stock (note 11)                                        --        617,966             --              --       2,042,151

Reverse merger
   SK Technologies (note 3)                               --             --             --     (14,361,335)        (25,773)

Expense deferred stock
   compensation (note 12)                                 --             --         20,833              --          20,833

Issuance of stock
   options (note 10)                                  51,102             --             --              --          51,102

Net loss                                                  --             --             --      (1,266,318)     (1,266,318)
                                                ------------   ------------   ------------    ------------    ------------

Balance, July 31, 2004                          $     55,267   $    971,449   $   (222,223)   $(16,434,102)   $  4,225,144
                                                ============   ============   ============    ============    ============



                 The accompanying notes are an integral part of
                    these consolidated financial statements

                    CIRILIUM HOLDINGS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOW
                  FOR THE QUARTERS ENDED JULY 31, 2004 AND 2003

                                                   Three months   THREE MONTHS
                                                     ended           ENDED
                                                 July 31, 2004   JULY 31, 2003
                                                  -----------    -----------
Cash flows from operating activities:
Net loss                                          $(1,266,318)   $  (260,874)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization                          73,924         17,976
Stock based compensation                               71,935             --
Changes in noncash assets and liabilities,
net of effects of noncash transactions:
(Increase) decrease in accounts receivable               (247)        89,303
(Increase) decrease in inventories                    (60,993)       (18,135)
Increase in travel advances                           (11,722)            --
Increase in deposits                                       --           (940)
Decrease in accounts and other payables                (6,152)       132,807
Increase in customer deposits                          56,250             --
                                                  -----------    -----------

Net cash used in operating activities              (1,143,322)       (39,863)
                                                  -----------    -----------

Cash flows from investing activities:
Purchase of property and equipment                    (96,338)            --
                                                  -----------    -----------

Net cash provided by investing activities             (96,338)            --
                                                  -----------    -----------

Cash flows from financing activities:
   Increase in related party receivables              (40,549)            --
Increase (decrease) in related party payables         (99,515)        27,194
Principal payments on note payable                   (423,334)            --
Proceeds received from issuance of common stock     2,042,162             --
                                                  -----------    -----------

Net cash provided by financing activities           1,478,764         27,194
                                                  -----------    -----------

Net increase in cash and cash equivalents             239,104        (12,669)

Cash and cash equivalents, beginning of period         96,892         23,367
                                                  -----------    -----------

Cash and cash equivalents, end of period          $   335,996    $    10,698
                                                  ===========    ===========

Supplemental disclosures on cash flows:

  Interest paid                                   $     2,546    $        --
                                                  ===========    ===========

  Income taxes paid                               $        --    $        --
                                                  ===========    ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements

                    CIRILIUM HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              THREE MONTHS ENDED JULY 31, 2004 AND 2003 (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

Organization

Cirilium Holdings, Inc., formerly known as SK Technologies Corporation (the "Company" or the "Parent Company"), was incorporated in the State of Delaware on September 9, 1986. Cirilium Holdings II, Inc., formerly known as Cirilium Holdings, Inc. and a wholly-owned subsidiary of the Company, was incorporated in the State of Delaware on February 6, 2004. The Company develops and deploys Voice Over Internet Protocol systems to carriers, service providers and networked enterprises. The Company is headquartered in Tempe, Arizona, with executive offices in West Palm Beach, Florida. See note 2 for a discussion of subsidiaries.

Principles of Consolidation

The consolidated financial statements of Cirilium Holdings, Inc. and Subsidiaries as of July 31, 2004, and for the three months ended July 31, 2004 and 2003, include the Company's wholly-owned subsidiaries, Cirilium Holdings II, Inc., Cirilium, Inc. and Stitel Systems, Inc. All significant intercompany transactions are eliminated. The results of operations of the subsidiaries are included in the Company's consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. For further information, please refer to the audited financial statements and notes thereto included in the Company's amended Current Report on Form 8-K/A filed on August 6, 2004.

Liquidity

The Company's financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is relying on obtaining additional capital and funds from future operations to satisfy the Company's projected working capital and capital expenditure needs through July 31, 2005. The Company believes the capital and funds from future operations will be sufficient to allow the Company to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash and Cash Equivalents

For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable

Bad debts are recorded using the reserve method. At July 31, 2004, all accounts were deemed collectible and no allowance for doubtful accounts has been recorded.

                    CIRILIUM HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              THREE MONTHS ENDED JULY 31, 2004 AND 2003 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

Property and Equipment

Telecommunication equipment, computer equipment and furniture, fixtures and office equipment are recorded at cost. Additions, improvements and expenditures that significantly extend the useful life of an asset are capitalized. Expenditures for repairs and maintenance are charged to operations as incurred. Depreciation is computed on the straight-line method, over useful lives ranging from 3 to 7 years. Depreciation expense for property and equipment was $21,007 and $17,976 for the three months ended July 31, 2004 and 2003 respectively.

Leases

The Company leases equipment under sales-type and direct financing leases. Capital lease receivable is recorded at the net amount receivable. Interest income is recorded as earned.

Intangible Asset- Software

Intangible asset - software represents the unamortized cost of acquired software (see note 3) and is being amortized over a three year period on a straight-line basis. Amortization expense was $52,917 for the for the three months ended July 31, 2004 and accumulated amortization is $105,834 as of July 31, 2004.

Goodwill

The Company accounts for Goodwill in accordance with the Statement of Financial Accounting (SFAS) No. 142, "Goodwill and Other Intangible Assets". Consequently, management does not amortize goodwill and will assess whether there has been any permanent impairment in the value of goodwill at each balance sheet date. Management does not believe any impairment exists as of July 31, 2004.

Loss Per Share

Basic and diluted loss per share is calculated by dividing net loss by the weighted average common shares outstanding. The exercise of options and warrants have been excluded from the calculation of diluted loss per share since the Company has a net loss and the effect of these potential shares on loss per share is anti-dilutive.

                    CIRILIUM HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              THREE MONTHS ENDED JULY 31, 2004 AND 2003 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Accounting for Stock-Based Compensation

The Company currently accounts for such transactions under Accounting Principles Board Opinion No. 25 and has elected not to change its method of accounting for the issuance of stock options and other equity instruments to the fair value method.

Income Taxes

Deferred taxes are recorded for the future tax consequences of events that have been recognized in the financial statements or tax returns, based upon enacted tax laws and rates. Deferred tax assets are recognized subject to management's judgment that realization is more likely than not. The temporary differences between the basis used for tax reporting and financial statement reporting purposes include property and equipment, certain stock based compensation and amortization of software costs.

Employee Retirement Benefits

The Company has a Savings  Incentive  Match Plan for  Employees  as described in
Section 408(p) of the Internal Revenue Code of 1986. Employees may contribute up to $9,000 of their salary to the plan and the Company makes a matching contribution, up to 3% of compensation. Profit sharing expense was $5,240 for the three months ended July 31, 2004 and 2003, and is included in general and administrative expenses in the accompanying consolidated statement of operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk include accounts receivable and capital lease receivable. As of July 31, 2004, the Company had outstanding receivable balances due from three customers, which constituted approximately 82% of the net accounts receivable balance. For the three months ended July 31, 2004 and 2003, the Company had no significant concentrations in revenue.

Financial Instruments

The Company grants credit to customers in the U.S. Financial instruments subject to credit risk include accounts receivable and capital lease receivable. Consequently, the Company's ability to collect the amounts due from customers may be affected by economic fluctuations in the U.S.

                    CIRILIUM HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              THREE MONTHS ENDED JULY 31, 2004 AND 2003 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

         Cash and cash  equivalents,  capital lease receivable and note payable:
         The carrying amounts reported in the balance sheet approximate fair values because of the short maturities of those instruments and rates available for similar instruments.

NOTE 3 - ACQUISITIONS:

The Company accounted for the acquisition of Cirilium, Inc., Stitel Systems, Inc. and certain intellectual property consisting of certain computer software programs, the copyrights therein and the common law trademarks from Heritage Communications Corporation under the purchase method of accounting. The results of operations for the above entities for the three months ended July 31, 2004 have been included in the statement of operations.

On May 28, 2004, SK Technologies Corporation, a publicly-held Delaware corporation ("SK"), Cirilium Holdings, Inc., a privately-held Delaware corporation prior to the transaction ("Old Cirilium Holdings"), and the individual holders (the "Holders") of the outstanding capital stock of Old Cirilium Holdings consummated a reverse acquisition pursuant to an Agreement for the Exchange of Common Stock (the "Agreement"). In accordance with the terms of the Agreement, Old Cirilium Holdings and the Holders tendered to SK all issued and outstanding shares of common stock of Old Cirilium Holdings in exchange for 25,591,801 shares of restricted and unrestricted shares of common stock of SK. Total issued and outstanding common stock after effecting the Agreement for SK was 30,788,483. As a result of this transaction, Old Cirilium Holdings became a wholly-owned subsidiary of SK and the Company's fiscal year end was changed to that of Old Cirilium Holdings, April 30th. The fair market value of the common stock at the time of the exchange was $3.00 per share.

NOTE 4 - REDEMPTION AND CANCELLATION OF PREFERRED STOCK:

On April 8, 2004, the Company elected to redeem all of its outstanding Series B Convertible, Redeemable Preferred Stock at a price of $0.25 per share pursuant to the terms and conditions of the certificate of designation of the stock. The last day for the redemption of such shares was Monday, May 10, 2004 ("Redemption Date"), after which such holders ceased to be shareholders of the Company under the terms of the Certificate of Designation for Series B Preferred Stock. Upon redemption, the shares of Series B Preferred Stock so redeemed were then properly cancelled as set forth in the Series B Certificate of Designation and shall not be reissued. As of July 31, 2004, 80,000 shares of Series B Preferred Stock had been duly redeemed, at a total cost of $20,000, and as of the same date, 105,032 shares still have not been turned in to the transfer agent for redemption. As of July, 31, 2004, $26,258 in reserve for preferred stock redemption payable is recorded in relation to shares that have been cancelled but not returned to the transfer agent.

                    CIRILIUM HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              THREE MONTHS ENDED JULY 31, 2004 AND 2003 (UNAUDITED)

NOTE 4 - REDEMPTION AND CANCELLATION OF PREFERRED STOCK (CONTINUED):

Pursuant to the terms of the Certificate of Designation for Series B Preferred Stock, upon redemption of the shares, the holders of the Series B Preferred Stock have no right with respect to such shares except the right to receive the monies payable by the Company upon redemption, without interest, and the shares redeemed shall no longer be deemed to be outstanding.

Prior to the May 28, 2004 share exchange, all 793 shares of the Company's outstanding Series D Preferred Stock were cancelled and returned to treasury. As of July 31, 2004, the Company had zero shares of its preferred stock issued and outstanding.

NOTE 5 - LEASE OBLIGATIONS:

Operating Leases

The Company leases office space in Tempe, Arizona under an operating lease which expires in October 2005. Monthly rent is $4,847 and $4,960 for the twelve month periods ending October 31, 2004 and 2005, respectively. Rent expense under this operating lease amounted to $14,541 and $15,580 for the three months ended July 31, 2004 and 2003 respectively, and is included in general and administrative expenses in the accompanying consolidated statement of operations.

The Company has a five (5) year lease agreement in Melbourne, Florida. During the three months ended July 31, 2004, the Company centralized its operations to its Tempe, Arizona offices and is currently looking to sublease the Melbourne office space. Monthly rent for this lease is $4,287 plus applicable sales tax. The monthly rental is subject to annual increases based on the Consumer Price Index. The lease expires in December 2008. The lease has an option to extend the term for an additional five years under the same terms and conditions. Rent expense under this operating lease amounted to $12,861 for the three months ended July 31, 2004, and is included in general and administrative expenses in the accompanying consolidated statement of operations.

The  following  is  a  schedule  by  years  of  future  minimum   rentals  under
noncancelable operating leases with terms in excess of one year for years subsequent to July 31, 2004:


Quarter ending July 31, 2004:
2005                                                               $    82,876
2006                                                                    81,196
2007                                                                    51,438
2008                                                                    51,438
Thereafter                                                              34,292
                                                                   ------------
                                                                   $   301,240
                                                                   ============

                    CIRILIUM HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              THREE MONTHS ENDED JULY 31, 2004 AND 2003 (UNAUDITED)

NOTE 6 - NOTE PAYABLE:

On February 10, 2004, the Company entered into a note payable with Heritage Communications Corporation in conjunction with the purchase of certain intellectual property, with principal payments of $211,667 due monthly beginning on March 10, 2004. The note matured in May 2004. Interest accrued at 10% per annum only if the principal payments are not paid on time. On May 14, 2004, the Company paid the remaining balance owed under the note. Interest expense of $2,546 was incurred and paid as of July 31, 2004, and is included in general and administrative expenses in the accompanying consolidated statement of operations.

On July 31, 2003, the Company owed principal payments of $699,000 to an individual in relation to the purchase of Cirilium Corporation by Cirilium, Inc. on September 26, 2001. This note payable was extinguished on February 10, 2004, when Cirilium Holdings, Inc. acquired 100% ownership of Cirilium Inc.

On May 25, 2004, the Company converted a note payable to a shareholder, with a principal balance amount of $364,000 plus $ 117,042 in accrued interest, for a total of 5,000,000 shares of the Company's common stock.

NOTE 7 - ADVERTISING COSTS:

Advertising costs are expensed as incurred. Advertising costs totaled $23,247 and $1,779 for the three months ended July 31, 2004 and 2003 respectively, and are included in general and administrative expenses in accompanying consolidated statement of operations.

NOTE 8 - RELATED PARTY TRANSACTIONS:

At July 31, 2004, the Company was owed $40,549 from a related party through common ownership for advances to fund operations.

NOTE 9 - CAPITAL LEASE RECEIVABLE:

The following is a schedule by year of future minimum lease payments to be received for periods subsequent to July 31, 2004:

                    CIRILIUM HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              THREE MONTHS ENDED JULY 31, 2004 AND 2003 (UNAUDITED)

Quarter ending July 31, 2004
2005                                                             $      78,206
2006                                                                    21,794
                                                                 --------------
                                                                       100,000
Less: unearned interest revenue                                        (13,602)
                                                                 --------------
Net investment in sales-type lease                                      86,398
Less: current maturities                                               (64,604)
                                                                 --------------
Long-term capital lease receivable                               $      21,794
                                                                 ==============

NOTE 10 - STOCK OPTIONS:

On March 19, 2004, the Company granted stock options to purchase 300,000 shares of the Company's common stock to an executive of the Company in conjunction with an employment agreement. The stock options have an exercise price of $.0001. The options vest ratably over a three year period. If the employment agreement is terminated, the employee will receive options in an amount pro rata with that portion of the year in which the employee performed services for the Company pursuant to the agreement at the end of the relevant twelve month period.

On May 3, 2004, the Company entered into a three year consulting agreement with an individual with an annual compensation amount of $102,000. The consultant is to assist the Company in strategic developments, asset management, customer development, operations and all aspects of the Company as directed by the Board of Directors. In addition, the employment agreement grants the consultant 150,000 stock options with an exercise price of $.0001. These options vest ratably over the three year agreement. Should the consulting contract be terminated, the consultant will receive stock options in an amount pro rata with that portion of the year in which the consultant performed services for the Company and shall receive the stock options at the end of the relevant twelve month period as if the agreement had not been terminated.

On May 20, 2004, the Company adopted a Stock Incentive Plan (the "SIP") to attract, retain and motivate officers, directors, employees and consultants. The SIP will be administered by a committee appointed by the Company's board of directors. Total shares of common stock which may be delivered pursuant to awards granted under the SIP through the Company's fiscal 2004 year end shall not exceed three million shares and awards granted in each year thereafter shall not exceed ten percent of the issued and outstanding shares of the Company's common stock, as defined.

During the three months ended July 31, 2004, in addition to the stock options disclosed as granted above, the Company granted approximately 1,540,000 stock options to employees and consultants of the Company. The stock options have an exercise price of $.0001 and vest ratably over a three year period.

On May 24, 2004, the Company entered into a three year employment and severance agreement with the President of the Company, with an annual compensation amount of $50,000. The severance agreement

                    CIRILIUM HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              THREE MONTHS ENDED JULY 31, 2004 AND 2003 (UNAUDITED)

NOTE 10 - STOCK OPTIONS (CONTINUED):

provides, among other things, that in the event of termination of the agreement by the Company without cause, the President is entitled to receive base compensation for the following twelve month period. In addition, the employment agreement grants the employee 200,000 stock options with an exercise price of $.0001. These options vest ratably over the three year agreement. Should the employment contract be terminated, the employee will receive stock options in an amount pro rata with that portion of the year in which the employee performed services for the Company and shall receive the stock options at the end of the relevant twelve month period as if the agreement had not been terminated.

The following table summarizes activity of the stock option plan for three months ended July 31, 2004:

                                    Options         Number of        Weighted
                                  Available for    Shares Under       Average
                                  Future Grant        Option        Option Price
                                   ---------         ---------       ---------

Balance, April 30, 2004                   --           300,000       $  0.0001
Options granted                           --         1,540,000          0.0001
                                   ---------         ---------       ---------

Balance, July 31, 2004                    --         1,840,000          0.0001
                                   =========         =========       =========

At July 31, 2004, the 1,840,000 options outstanding are summarized in the following table:


                                        Weighted            Weighted
                 Range of Exercise   Average Exercise   Average Remaining
Option Shares         Prices              Price               Life
-------------------------------------------------------------------------------

 1,840,000       $   0.0001           $  0.0001           34 Months



Options granted vest ratably over a three-year period. As of July 31, 2004, 118,889 options were vested and exercisable. These options are summarized below:


                                        Weighted            Weighted
                 Range of Exercise   Average Exercise   Average Remaining
Option Shares         Prices              Price               Life
-------------------------------------------------------------------------------

 118,889        $    0.0001          $   0.0001           34 Months


The Company applies the disclosure-only provision of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation ("SFAS No. 123") but applies Accounting Principles

                    CIRILIUM HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              THREE MONTHS ENDED JULY 31, 2004 AND 2003 (UNAUDITED)

NOTE 10 - STOCK OPTIONS (CONTINUED):

Board Opinion No. 25 ("APB 25") and related interpretations to measure compensation for options issued. The fair market value of the common stock at the time of grant was $.50 per share. Accordingly, compensation expense of $51,102 has been recognized for stock options granted. Total compensation cost to be recognized related to these options under APB 25 will be $919,816.

Had compensation cost for stock-based compensation been determined based on the fair value at the grant date consistent with the method of SFAS No. 123, the Company's net loss and loss per share for the three months ended July 31, 2004 and 2003, would not have changed.

NOTE 11 - WARRANTS:

During the three months ending July 31, 2004 and before May 28, 2004, the Company sold 2,817,466 shares of restricted common stock and received $2,042,162 in proceeds. In connection with the sale of 2,817,466 shares of the Company's common stock, the Company issued one-half warrant per share of common stock sold or approximately 1,897,530 warrants. The warrants grant the holders the right to purchase one share of the Company's common stock for $1.50 at will. The warrants have a mandatory call feature, such that, when the closing bid price of the common stock of the Company exceeds $1.50 per share for ten consecutive trading days, the Company has the right to call these warrants at a price of $1.00 per share. The Company may not exercise the call feature unless a registration statement registering the common stock purchasable upon exercise of the warrants has been declared effective at least twenty trading days earlier and is effective from the date of delivery of the call notice until ten business days later. If the warrants are not tendered to the Company within ten business days following the date the Company issues the call, the warrants will expire on the following calendar day. These warrants automatically expire March 31, 2009. In connection with these warrants, the Company recorded $617,966 in additional paid-in capital-warrants as of July 31, 2004.

The fair value of the warrants granted for the above stock is estimated at the date of grant utilizing the Black Scholes pricing model to be $.50 per whole warrant using the following assumptions:



              Expected dividend                                           0%
              Risk-free interest rate                                  2.79%
              Expected volatility                                       100%
              Term (in years)                                              5

On May 28, 2004, the Company entered into a one year underwriting agreement to assist the Company in the proposed public offering of equity securities (see note 12). In exchange for services provided, the Company is required to issue and sell to the underwriter five year warrants to purchase such number of shares of securities as shall equal ten percent of the number of securities being underwritten at a price of $.0001 per warrant. These warrants will be exercisable at any time during a period of five years commencing at the beginning of the second year after their issuance and sale at a price equaling 120% of the initial public offering price of the securities. As of July 31, 2004, no warrants have been exercised.

                    CIRILIUM HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              THREE MONTHS ENDED JULY 31, 2004 AND 2003 (UNAUDITED)

NOTE 12 - CONSULTING AND UNDERWRITING AGREEMENTS:

On May 1, 2004, the Company entered into an Advisory Agreement with an entity to provide advice and assistance to Company in its effecting the purchase of businesses and assets relative to its business and growth strategy, resolution of outstanding debt and obligations of the Company, preparation of registration statements, the introduction of the Company to brokers and dealers, potential investors, public relations firms and consultants and others that may assist the Company in its plans and future development. The Advisory Agreement has an initial term of one year (the "Primary Term") and will automatically be extended on an annual basis unless it is terminated by either party in writing at least thirty days prior to the end of the Primary Term or any subsequent extension period. The advisory agreement calls for the Company to pay an advisor fee of 150,000 options to purchase capital shares of the Company at $2 per share for three years.

The Company recorded consulting expense of $41,833 for the three months ended July 31, 2004 as a result of a three year consulting agreement with its Chief Executive Officer, and is included in general and administrative expenses in the accompanying consolidated statement of operations and has recorded unearned stock compensation of $222,223, which will be recognized ratably over the three-year term of the agreement, and is recorded as unearned stock compensation on the accompanying balance sheet.

On May 28, 2004, the Company entered into a one year underwriting agreement to assist the Company in the proposed public offering of equity securities. In exchange for services provided, the Company will pay a fee of ten percent of the gross proceeds and a non-accountable expense allowance equal to three percent of the gross proceeds. In addition, the Company is required to issue and sell to the underwriter five year warrants to purchase such number of shares of securities as shall equal ten percent of the number of securities being underwritten at a price of $.0001 per warrant. These warrants will be exercisable at any time during a period of five years commencing at the beginning of the second year after their issuance and sale at a price equaling 120% of the initial public offering price of the securities.

On June 1, 2004, the Company entered into a Consulting Agreement with an entity to provide consulting services for the Company in Europe and introduce the Company to its contacts. The consultant will be paid $6,000 per month. The agreement will be active for twelve months and thereafter it will be automatically renewed on a month to month basis. The Company recorded consulting expense of $12,000 for the three months ended July 31, 2004 as a result of such agreement and is included in general and administrative expenses in the accompanying consolidated statement of operations.

On July 6, 2004, the Company entered into a Consulting Agreement with an entity to provide corporate advisory and consulting services. The consultant will be paid $3,000 per month for a term of six months and ten percent of the gross proceeds resulting from any sale, merger or acquisition, which takes place with the candidates introduced to the Company by the consultant. The Company recorded consulting expense of $3,000 for the three months ended July 31, 2004 as a result of such agreement and is included in general and administrative expenses in the accompanying consolidated statement of operations.

                    CIRILIUM HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              THREE MONTHS ENDED JULY 31, 2004 AND 2003 (UNAUDITED)

NOTE 13 - STOCKHOLDER'S EQUITY

On May 12, 2004, the Board of Directors authorized a 1 for 100 reverse stock split of common stockholders of record on April 8, 2004. Per-share amounts in the accompanying financial statements have been adjusted for the split.

NOTE 14 - SUBSEQUENT EVENTS:

On August 1, 2004, the Company began renting executive office space on a month-to-month basis in West Palm Beach, Florida. Monthly rent for the space is $ 4,000.00 per month and can be terminated at any time with thirty (30) days notice.

Effective August 20, 2004, the Company entered into a Stock Purchase Agreement ("Purchase Agreement") on July 29, 2004, with Langley Park Investments PLC ("Langley"), a corporation organized under the laws of England and Wales which is presently applying for its shares to be admitted to trade on the London Stock Exchange ("LSE") as an investment trust. Pursuant to the Purchase Agreement, the Company will sell 8,000,000 shares of its common stock ("Company Stock") to Langley for a total purchase price of $5,600,000, or $0.70 per share (the average closing bid price per share of the Company's common stock during the ten trading days immediately preceding July 30, 2004). The Company will issue the Company Stock to Langley pursuant to Regulation S under the Act. Both the Company Stock and the Langley Shares will initially be placed into escrow, including fifty percent (50%) of the Langley Shares to be deposited into escrow as Downside Price Protection (the "Langley Escrow Shares"). The consummation of the transaction is subject to listing of the Langley Shares on the LSE on or before September 30, 2004.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE LITIGATION REFORM ACT OF 1995. Statements contained in this filing that are not based on historical fact, including without limitation statements containing the words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect" and similar words, constitute "forward-looking statements". These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which Cirilium Holdings, Inc. ("we", "Cirilium Holdings" or "Company") operates; technological shifts or changes; changes in the Company's business strategy or development plans; the Company's ability to attract and retain qualified personnel; existing governmental regulations and changes in, or failure to comply with, governmental regulations; fluctuations in pricing for products distributed by the Company and services offered by competitors; and other factors referenced in the Company's filings with the Securities and Exchange Commission.

      The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto set forth in Item 1 of this Quarterly Report and the audited financial statements and notes thereto included in Cirilium Holdings, Inc.'s amended Current Report on Form 8-K/A filed on August 6, 2004.

Overview

      The Cirilium Holdings, Inc. business model and market concentration is founded on the belief that emerging Voice over Internet Protocol ("VoIP") technology over the next 10 years will be the single greatest influence on business and government efficiency improvements. Management contends that this converged communications technology will out pace all other business innovation in contribution to economic efficiency, continuous product differentiation, and an improved worldwide standard of living. Management is committed to building Cirilium into a globally recognized leader in the continuous introduction of products in emerging VoIP Technologies.

      Cirilium has implemented a long-term plan to continuously search out and acquire early stage technology companies; incrementally invest to market refine acquired technology offerings; concentrate initial sales efforts on focused pilot opportunities; expand pilots to a level that proves market viability; spin technology companies out into a next stage expanded capital opportunity while retaining at Cirilium the support service contract functions such as customer service support, systems installation and integration, maintenance and version update supplemental programming. To build a first rate competitive support service capacity, Cirilium is developing support resources in specific oversees economies that offer a reduced labor expense and an opportunity to sell into fast growing economic regions with less brand name competition than in North America.

      Until we achieve a sustained level of profitability, we must be considered a start-up entity. Until that time, we may periodically depend on financing resources for cash flows to meet certain operating expenses and no assurance of our financial success or economic survival can be given during this period.

      We have begun to experience the results of an expanded sales team and the revenues and the pipeline growing to see increases in sales of Cirilium products and services. We believe our strategy, introduced in February of 2004, to package our own IP Telephony products and services as a total solution for our customers from the core of their networks to the edge has resulted in an increased demand for our VoIP Telecommunications offerings internationally.

      We expect to  realize  $4,750,000  in overall  sales in fiscal  year 2005.
Management   anticipates  that  while  in  an  aggressive  growth  phase,  those forecasted sales would produce a moderate operating loss.

      In addition to the products and services we currently offer in the VoIP Telecommunications market, we plan to further expand the current product line in additional areas that will help us fill out our solutions with enhanced hardware, software, and services through both acquisitions and joint ventures. Our plans call for accelerating market entry into the international sectors of Latin America, Eastern Bloc Europe, the Middle East, Africa and the Far East. In the first quarter of the 2005 fiscal year, Cirilium has already acquired Stitel Systems, Inc. and has other acquisition candidates being considered as part of that strategy.

      Stitel Systems is an emerging IP technology company that has produced an integrated communications gateway and network edge switch product that has complemented the current product line of Cirilium, with its wireless ("WiFi") features and functionality that is at the forefront of innovation. It provides customers with the capability to have an Internet Protocol-Private Branch Exchange ("IP-PBX"), Router, Firewall, Interactive Voice Response ("IVR"), and a Gateway all in one unit, saving the customers a considerable amount on cost and support. In addition, customers using the ICG WIFI capability automatically gain roaming capability anywhere in the world, by connecting through wireless access points with a WIFI handset.

      We expect to seek additional  strategic merger and acquisition  candidates
to  further   expand   our   product   and   service   offerings   in  the  VoIP
Telecommunications markets throughout the remainder of this fiscal year.

      In a two-fold strategy to expand sales into developing economic regions and at the same time tap into the offshore technical labor market, we will continue to pursue acquisitions and build relationships with systems integration firms in developing economies. In 2004, we have established a relationship with Stitel Technologies in Bangladesh to provide development support for the ICG product line that has given us a competitive edge reducing costs and improving our response time to market for customer requirements.

      While we have and continue to aggressively grow through mergers and acquisitions, management plans for our long-term growth to be achieved through organized sales growth. The current financial forecasting only includes the consolidated forecasts of the acquired companies. In the second quarter of fiscal 2005, management will complete sales plans that will include additional sales being forecasted into fiscal 2005.

      Results of Operations

      Net Sales. Quarter Ended July 31, 2004 Compared to the Quarter Ended July 31, 2003. Net sales increased over eighty-three percent (83 %) from $200,906 for the quarter ended July 31, 2003 to $368,238 for the quarter ended July 31, 2004. Sales growth from the previously existing core operations and previously acquired operations accounted for one hundred percent (100%) of the $368,238.

      Cost of Sales. Cost of sales increased two hundred six percent (206%) from $60,513 for the quarter ended July 31, 2003 to $185,254 for the quarter ended July 31, 2004. This increase was due to the acquisitions made over the last year and the related sales growth in the used telephony equipment market. Our cost of sales, as a percentage of sales has gone down. The cost of sales for the quarter ended July 31, 2003 was approximately 70% and 50% for the quarter ended July 31, 2004.

      Management plans to continue to pursue strategies to reduce the overall cost of sales as a percentage of sales as the company grows. Management will leverage the increased purchasing volume to improve purchasing contracts and reduce overall cost of sales. Management will also implement resource utilization strategies that can demonstrate notable savings when applied over higher volumes of production.

      Compensation Expense. Compensation expense increased one hundred and twenty five percent (125%) from $245,211 for the quarter ended July 31, 2003 to $550,604 for the quarter ended July 31, 2004. The overall increase is due in large part to the overall increase in the number of employees from approximately 13 employees as of July 31 2003 to approximately 21 employees as of July 31, 2004. Management is working to keep Compensation in reasonable proportion to the overall Company sales and expenses. We closed down a facility in Melbourne, FL in the current quarter and reduced some headcount that lowered the overall company expense. There is an executive performance incentive compensation program in place since the implementation of the new business model in February 2004, and executive management plans to continue this program to encourage our management to reach its revenue and margin objectives. In addition, we have implemented a stock option plan for our employees so they can participate in the positive growth of the company and motivate their performance as well.

      General and Administrative Expense. General and administrative expenses for the quarter ended July 31, 2003 were $138,080 compared to $824,774 for the quarter ended July 31, 2004. The general and administrative expenses for the quarter ended July 31, 2004, are dramatically higher than for the quarter ended July 31, 2003 as a direct result of both the general and administrative expenses of the acquisitions made over the last year, as well as the one time expenses associated with completing such acquisitions. Management plans to reduce the general and administrative expenses as a portion of overall sales and total expenses in 2004 through the consolidation of redundant processes in resources inherited in the recent acquisitions.

      Depreciation and Amortization Expense. Depreciation and amortization expense increased substantially from $17,976 for the quarter ended July 31, 2003 to $73,924 for the quarter ended July 31, 2004. This increase is a direct result of the acquisitions made over the last year. Depreciation on fixed assets is calculated on the straight-line method over the estimated useful lives of the assets.

Liquidity and Capital Resources

      At July 31, 2003, the Company had cash of $10,698 and a working capital deficit of ($2,345,466) as compared to cash of $335,996 and working capital surplus of $453,928 at July 31, 2004. In addition we have been successful attracting investment capital to carry out our business model.

      Since inception, the Company has financed operations primarily through equity security sales. The nature of the growth strategy of the Company will require further funding to be acquired either through equity or debt.
Accordingly, if revenues are insufficient to meet needs, we will attempt to secure additional financing through traditional bank financing or a debt or
equity  offering;   however,   because  the  rapid  growth  and  nature  of  the
acquisitions of the Company and the potential of a future poor financial condition, we may be unsuccessful in obtaining such financing or the amount of the financing may be minimal and therefore inadequate to implement our continuing plan of operations. There can be no assurance that we will be able to obtain financing on satisfactory terms or at all, or raise funds through a debt or equity offering. In addition, if we only have nominal funds by which to conduct our operations, it will negatively impact our potential revenues.

ITEM 3   CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. As of July 31, 2004, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and principal financial officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

b) Changes in Internal Controls. There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or principal financial officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company's internal control over financial reporting.

                           Part II - OTher Information

ITEM 1   LEGAL PROCEEDINGS

None.

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      On April 1, 2004, Starliner Systems Inc., a British Virgin Islands corporation ("Starliner"), made a cash payment to certain shareholders of SK Technologies Corporation, n/k/a/ Cirilium Holdings, Inc. (the "Company"), in the amount of three hundred fifty thousand dollars ($350,000) in exchange for 14,870,920 shares of the Company's restricted Common Stock, transferred pursuant to Section 4(1) of the Securities Act of 1933, as amended. In the same transaction, Starliner also received 211,034 shares of the Company's outstanding Series B Preferred Stock and all 793 shares of the Company's outstanding Series D Preferred Stock. All of these shares were acquired from five existing shareholders of the Company, specifically Calvin S. Shoemaker, Melvin Goldberg, Dorothy Eweson, Roger Oesterling, and Sixth Avenue Associates LLC. The purpose of this transaction was to effect a change of control of the Company to Starliner. On April 1, 2004, Starliner beneficially directly owned 75.7% of the issued and outstanding common stock of the Company.

      During the three months ended July 31, 2003 the Company sold 2,817,466 shares of its restricted common stock at a price of $0.75 per share for proceeds of $2,042,162. In connection with the sale of 2,817,466 shares of the Company's common stock, the Company issued one-half warrant per share of common stock sold or approximately 1,897,530 warrants. The fair value of the warrants is estimated at the date of grant utilizing the Black Scholes pricing model to be $.50 per whole warrant

      The Company relied upon the exemption provided by Regulation D of the Securities Act of 1933, as amended, and Regulation S of the Act in connection with above-referenced transactions. The Company relied on Regulation D with respect to these transactions as no general solicitation was employed, the shares bore restrictive legends, and the acquirers of the shares had access to the information which would be contained in the Registration Statement and had sufficient sophistication so as not to require the protection afforded by the Registration under the Securities Act. Each of the purchasers of the Company's securities was given the opportunity to ask questions of and received answers from Company management. No commission or other remuneration was paid or given in connection with the offer and sale of the securities under Regulation D.

      On May 28, 2004, SK Technologies Corporation, n/k/a Cirilium Holdings, Inc., Cirilium Holdings, Inc., n/k/a Cirilium Holdings II, Inc. ("Old Cirilium Holdings"), a Delaware corporation, and the individual holders of the outstanding capital stock of Cirilium Holdings (the "Holders") consummated a reverse acquisition (the "Reorganization") pursuant to a certain Share Exchange Agreement ("Agreement") of such date, as set forth in Exhibit 2.2 previously filed with the Securities and Exchange Commission ("SEC") on Form 8-K on June 1, 2004. Pursuant to the Agreement, Old Cirilium Holdings and the Holders tendered to the Company all issued and outstanding shares of common stock of Old Cirilium Holdings in exchange for approximately 25,591,801 shares of common stock of the Company. The Reorganization is being accounted for as a reverse acquisition. Total issued and outstanding common stock after effecting the Agreement was previously reported to be approximately 30,788,483, but in actuality only 25,385,799 shares of common stock of the Company were in fact exchanged, 206,002 shares less than was previously reported. Accordingly, as of September 10, 2004, there were 38,582,481 shares of the Company's common stock issued and outstanding.

         As reported in the Company's Form 8-K filed on September 10, 2004 and amended September 13, 2004, on July 29, 2004, the Company entered into a Stock Purchase Agreement ("Purchase Agreement"), effective August 20, 2004, with Langley Park Investments PLC ("Langley"), a corporation organized under the laws of England and Wales which is presently applying for its shares to be admitted to trade on the London Stock Exchange ("LSE") as an investment trust. Pursuant to the Purchase Agreement, the Company will sell 8,000,000 shares of its common stock ("Company Stock") to Langley for a total purchase price of $5,600,000, or $0.70 per share (the average closing bid price per share of the Company's common stock during the ten trading days immediately preceding July 30, 2004). The Company will issue the Company Stock to Langley pursuant to Regulation S under the Act. Both the Company Stock and the Langley Shares will initially be placed into escrow, including fifty percent (50%) of the Langley Shares to be deposited into escrow as Downside Price Protection (the "Langley Escrow Shares"). The consummation of the transaction is subject to listing of the Langley Shares on the LSE on or before September 30, 2004, however, the shares of the Company's common stock to be issued in the transaction have been included in the calculation of the number of shares outstanding as of September 10, 2004.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5   OTHER INFORMATION

None.

ITEM 6   EXHIBITS

Exhibit   1.1     *     Underwriting  Agreement  entered into  between  Cirilium
                        Holdings, Inc. and Empire Financial Group, Inc.

Exhibit 10.29     *     Consulting   Agreement  entered  into  between  Cirilium
                        Holdings, Inc. and EU-IR.com.

Exhibit 10.30     *     Consulting   Agreement  entered  into  between  Cirilium
                        Holdings, Inc. and S.P.R. Ventures, Inc.

Exhibit 10.31     *     Consulting   Agreement  entered  into  between  Cirilium
                        Holdings, Inc. and Timothy Simpson.

                 --------

                  *     Filed herewith.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              CIRILIUM HOLDINGS, INC.
                                        ---------------------------------
                                                 (Registrant)

Date: September 20, 2004


                  By:   /s/ Gerald C. Parker, Chairman
                        ---------------------------
                        Gerald C. Parker, Chairman


                  By:   /s/ Donald E. Lees
                        ---------------------------
                        Donald E. Lees, Chief Executive Officer and Director


                  By:   /s/ Robert W. Pearce
                        ---------------------------
                        Robert W. Pearce, Director


                  By:   /s/ Timothy Simpson
                        ---------------------------
                        Timothy Simpson, President and Chief Operating Officer