Form 10QSB
period 2004-10-31
CIRILIUM HOLDINGS INC
filed 2004-12-20
CIK 847777

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended October 31, 2004

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: December 15, 2004: 38,982,492

Transitional Small Business Disclosure Format (check one):  YES [_]   NO [X]

                             Cirilium Holdings, Inc.

                 Form 10-QSB for the Quarter ended October 31, 2004

                                Table of Contents


Part I - Financial Information

  Item 1   Financial Statements

  Item 2   Management's Discussion and Analysis or Plan of Operation

  Item 3   Controls and Procedures

Part II - Other Information

  Item 1   Legal Proceedings

  Item 2   Unregistered Sales of Equity Securities and Use of Proceeds

  Item 3   Defaults Upon Senior Securities

  Item 4   Submission of Matters to a Vote of Security Holders

  Item 5   Other Information

  Item 6   Exhibits

Signatures

Part I - Financial Information

                    CIRILIUM HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                OCTOBER 31, 2004
                                   (UNAUDITED)

ASSETS

Current assets:
  Accounts receivable (note 2)                                     $    214,739
  Employee loan                                                          10,000
  Due from affiliates (note 8)                                           14,173
  Travel advances                                                        14,376
  Prepaid expenses                                                       30,250
  Inventories (note 2)                                                  267,350
  Investment in equity securities available-for-sale (note 13)          547,957
  Capital lease receivable (notes 2 and 9)                               83,911
                                                                   ------------
    Total current assets                                              1,182,756
                                                                   ------------
Property and equipment (note 2):
  Telecommunication equipment                                           163,565
  Computer equipment                                                     14,779
  Software                                                                1,440
  Furniture, fixtures and office equipment                                  902
                                                                   ------------
                                                                        180,686
  Less:  accumulated depreciation                                       (59,712)
                                                                   ------------
    Net property and equipment                                          120,974
                                                                   ------------
Other assets:
  Capital lease receivable (note 2 and 9)                                 4,604
  Restricted investment in equity securities (note 13)                  855,418
  Intangible asset - software, net (note 2)                             476,250
  Goodwill (note 2)                                                   3,071,182
  Deposits                                                               13,550
                                                                   ------------
    Total other assets                                                4,421,004
                                                                   ------------
    Total assets                                                   $  5,724,734
                                                                   ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank overdraft (note 2)                                          $     20,780
  Accounts payable                                                      466,850
  Note payable (notes 2 and 6)                                           50,000
  Reserve for preferred stock redemption (note 4)                        26,258
  Customer deposits                                                      52,500
                                                                   ------------

    Total current liabilities                                           616,388
                                                                   ------------
Stockholders' equity (notes 2, 3, 4, 10, 11 and 12):
  Preferred stock, $.001 par, 25,000,000 authorized, 0 shares
    issued and outstanding (note 4)                                          --
  Common stock, $.0001 par, 200,000,000 shares authorized,
    38,982,492 shares issued and outstanding                             28,023
  Additional paid-in capital                                         21,566,883
  Additional paid-in capital - stock options (note 10)                  138,425
  Common stock warrants                                               1,176,001
  Accumulated other comprehensive loss (note 13)                         (4,934)
  Accumulated deficit                                               (17,594,663)
                                                                   ------------
                                                                      5,309,735

Unearned stock compensation                                            (201,389)
                                                                   ------------
    Total stockholders' equity                                        5,108,346
                                                                   ------------
    Total liabilities and stockholders' equity                     $  5,724,734
                                                                   ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    CIRILIUM HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2004 AND 2003
                                   (UNAUDITED)

                                                            THREE MONTHS       THREE MONTHS       SIX MONTHS          SIX MONTHS
                                                               ENDED              ENDED              ENDED               ENDED
                                                               -----              -----              ------              -----
                                                          OCTOBER 31, 2004   OCTOBER 31, 2003   OCTOBER 31, 2004   OCTOBER 31, 2003
                                                          ----------------   ----------------   ----------------   ----------------
Revenue (note 2):
  Systems                                                   $    328,162       $     91,603       $    660,457       $    272,475
  Other                                                           84,276             24,250            120,219             44,283
                                                            ------------       ------------       ------------       ------------

    Total revenue                                                412,438            115,853            780,676            316,758
                                                            ------------       ------------       ------------       ------------
Cost of sales:
  Systems                                                        126,883            108,869            312,136            169,382
  Other                                                            4,000                726              4,000                726
                                                            ------------       ------------       ------------       ------------

    Total cost of sales                                          130,883            109,595            316,136            170,108
                                                            ------------       ------------       ------------       ------------

Gross profit                                                     281,555              6,258            464,540            146,650
                                                            ------------       ------------       ------------       ------------
Operating expenses:
  Salaries and wages                                             601,917            169,809          1,156,601            415,020
  General and administrative expenses (note 2, 5, and 7)         724,567            123,755          1,549,341            261,836
  Depreciation and amortization (note 2)                          67,464             17,976            141,388             35,951
                                                            ------------       ------------       ------------       ------------

    Total operating expenses                                   1,393,948            311,540          2,847,330            712,807
                                                            ------------       ------------       ------------       ------------
Other expenses:
  Unrealized loss on investment on equity securities              (3,161)                --             (3,161)                --
  Loss on sale of investment securities (note 13)                (40,928)                --            (40,928)                --

Loss before income taxes                                      (1,156,482)          (305,282)        (2,426,879)          (566,157)

Income taxes (note 2)                                                 --                 --                 --                 --
                                                            ------------       ------------       ------------       ------------

Net loss                                                    $ (1,156,482)      $   (305,282)      $ (2,426,879)      $   (566,157)
                                                            ============       ============       ============       ============
Other comprehensive loss:
  Unrealized loss on restricted investment (note 13)              (4,934)                --             (4,934)                --

Loss per share (note 2):
  Loss per share, basic and diluted                         $      (0.03)      $      (4.36)      $      (0.07)      $      (8.09)
                                                            ============       ============       ============       ============

  Weighted average shares outstanding, basic and diluted      37,065,090             70,000         32,698,644             70,000
                                                            ============       ============       ============       ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    CIRILIUM HOLDINGS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED OCTOBER 31, 2004

                                                                                                  Additional
                                                Common Stock                        Additional      Paid-in
                                        ---------------------------    Preferred      Paid-in       Capital
                                            Shares         Amount        Stock        Capital    Stock Options
                                        ------------   ------------   ----------   ------------    ---------
Balance, April 30, 2004                   22,568,333   $      2,257   $       --   $  4,092,748        4,165
                                        ============   ============   ==========   ============    =========

Sale of common
   stock                                   2,817,466            282           --      1,423,904           --

Reverse merger
   SK Technologies                         5,196,682         24,644           --     14,310,918           --

Adjustment for fractional
  rounding (note 13)                              11             --           --             --           --

Acqusition of investment securities
   (note 13)                               8,000,000            800           --      1,719,905           --

Shares issued for consulting
   agreements (note 13)                      400,000             40           --        223,960           --

Expense deferred stock
   compensation (note 12)                         --             --           --             --           --

Issuance of stock
   options (note 10)                              --             --           --             --      134,260

Issuance of stock
   warrants (note 11)                             --             --           --       (204,552)          --

Net loss                                          --             --           --             --           --
                                        ------------   ------------   ----------   ------------    ---------
Balance, October 31, 2004 (unaudited)     38,982,492   $     28,023   $       --   $ 21,566,883      138,425
                                        ============   ============   ==========   ============    =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    CIRILIUM HOLDINGS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CHANGES
                       IN STOCKHOLDERS' EQUITY (CONTINUED)
                    FOR THE SIX MONTHS ENDED OCTOBER 31, 2004

                                         Additional
                                          Pain-in        Unearned      Unrealized
                                          Capital         Stock         Loss on     Accumulated
                                          Warrants     Compensation    Investment      Deficit          Total
                                        ------------   ------------    ---------    ------------    ------------
Balance, April 30, 2004                 $    353,483   $   (243,056)   $      --    $   (806,449)   $  3,403,148
                                        ============   ============    =========    ============    ============

Sale of common
   stock                                     617,966             --           --              --       2,042,152

Reverse merger
   SK Technologies                                --             --           --     (14,361,335)        (25,773)

Adjustment for fractional
  rounding (note 13)                              --             --           --              --              --

Acqusition of investment securities
   (note 13)                                      --             --       (4,934)             --       1,715,771

Shares issued for consulting
   agreements (note 13)                           --             --           --              --         224,000

Expense deferred stock
   compensation (note 12)                         --         41,667           --              --          41,667

Issuance of stock
   options (note 10)                              --             --           --              --         134,260

Issuance of stock
   warrants (note 11)                        204,552             --           --              --              --

Net loss                                          --             --           --      (2,426,879)     (2,426,879)
                                        ------------   ------------    ---------    ------------    ------------
Balance, October 31, 2004 (unaudited)   $  1,176,001   $   (201,389)   $  (4,934)   $(17,594,663)   $  5,108,346
                                        ============   ============    =========    ============    ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    CIRILIUM HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
               FOR THE SIX MONTHS ENDED OCTOBER 31, 2004 AND 2003
                                   (UNAUDITED)

                                                           SIX MONTHS        SIX MONTHS
                                                             ENDED             ENDED
                                                        OCTOBER 31, 2004  OCTOBER 31, 2003
                                                          -----------       -----------
Cash flows from operating activities:
  Net loss                                                $(2,426,879)      $  (566,157)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Bad debt expense                                            480            11,365
      Depreciation and amortization                           141,388            35,951
      Stock based compensation                                486,985                --
      Changes in noncash assets and liabilities,
        net of effects of noncash transactions:
          (Increase) decrease in accounts receivable         (190,978)           45,173
          (Increase) decrease in inventories                  (55,751)           52,478
          Increase in travel advances                         (14,376)               --
          (Increase) in deposits                                   --              (940)
          Increase in prepaid expenses                        (30,250)               --
          Increase in accounts and other payables             235,063            88,356
          Increase in customer deposits                        52,500            81,983
                                                          -----------       -----------
Net cash used in operating activities                      (1,801,818)         (251,791)
                                                          -----------       -----------
Cash flows from investing activities:
  Purchase of property and equipment                          (96,332)               --
  Proceeds from sale of investment securities                 181,250                --
  Unrealized loss on investment securities                      3,161
  Loss on sale of investment securities                        40,928                --
                                                          -----------       -----------
Net cash provided by investing activities                     129,007                --
                                                          -----------       -----------
Cash flows from financing activities:
  Decrease (increase) in related party receivables            (14,173)           67,379
  Increase (decrease) in related party payables               (99,515)          162,357
  Principal payments on note payable                         (373,335)               --
  Proceeds received from issuance of common stock           2,042,162                --
                                                          -----------       -----------
    Net cash provided by financing activities               1,555,139           229,736
                                                          -----------       -----------

Net increase in cash and cash equivalents                    (117,672)          (22,055)

Cash and cash equivalents, beginning of period                 96,892            23,367
                                                          -----------       -----------

Cash and cash equivalents, end of period                  $   (20,780)      $     1,312
                                                          ===========       ===========
Supplemental disclosures on cash flows:
  Interest paid                                           $     8,031       $       163
                                                          ===========       ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    CIRILIUM HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

Organization

Cirilium Holdings, Inc., formerly known as SK Technologies Corporation (the "Company" or the "Parent Company"), was incorporated in the State of Delaware on September 9, 1986. Cirilium Holdings II, Inc., formerly known as Cirilium Holdings, Inc. and a wholly-owned subsidiary of the Company, was incorporated in the State of Delaware on February 6, 2004. The Company develops and deploys Voice over Internet Protocol ("VoIP") systems to carriers, service providers and networked enterprises. The Company is headquartered in Tempe, Arizona, with executive offices in West Palm Beach, Florida. See note 2 for a discussion of subsidiaries.

Principles of Consolidation

The consolidated financial statements of Cirilium Holdings, Inc. and Subsidiaries as of October 31, 2004, and for the three and six month periods ended October 31, 2004 and 2003, include the Company's wholly-owned subsidiaries, Cirilium Holdings II, Inc., Cirilium, Inc. and Stitel Systems, Inc. All significant intercompany transactions are eliminated. The results of operations of the subsidiaries are included in the Company's consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. For further information, please refer to the audited financial statements and notes thereto included in the Company's amended Current Report on Form 8-K/A filed on August 6, 2004.

Liquidity

The Company's financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is relying on obtaining additional capital and funds from future operations to satisfy the Company's projected working capital and capital expenditure needs through October 31, 2005. The Company believes the capital and funds from future operations will be sufficient to allow the Company to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash and Cash Equivalents

For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable

Bad debts are recorded using the reserve method. At October 31, 2004, $480 of accounts receivable were deemed uncollectable and written off to bad debt expense. The remaining accounts were deemed collectable and no allowance for doubtful accounts has been recorded.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

Property and Equipment

Telecommunication equipment, computer equipment and furniture, fixtures and office equipment are recorded at cost. Additions, improvements and expenditures that significantly extend the useful life of an asset are capitalized. Expenditures for repairs and maintenance are charged to operations as incurred. Depreciation is computed on the straight-line method, over useful lives ranging from 3 to 7 years. Depreciation expense for property and equipment was $14,547 and $35,555 for the three and six months ended October 31, 2004 and $17,976 and $35,951 for the three and six months ended October 31, 2003, respectively.

Leases

The Company leases equipment under sales-type and direct financing leases. Capital lease receivable is recorded at the net amount receivable. Interest income is recorded as earned.

Intangible Asset - Software

Intangible asset - software represents the unamortized cost of acquired software (see note 3) and is being amortized over a three year period on a straight-line basis. Amortization expense was $52,917 and $105,833 for the three and six months ended October 31, 2004 and accumulated amortization is $158,750 as of October 31, 2004.

Goodwill

The Company accounts for Goodwill in accordance with the Statement of Financial Accounting (SFAS) No. 142, "Goodwill and Other Intangible Assets". Consequently, management does not amortize goodwill and will assess whether there has been any permanent impairment in the value of goodwill at each balance sheet date. Management does not believe any impairment exists as of October 31, 2004.

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

Employee Retirement Benefits

The Company has a Savings  Incentive  Match Plan for  Employees  as described in
Section 408(p) of the Internal Revenue Code of 1986. Employees may contribute up to $9,000 of their salary to the plan and the Company makes a matching contribution, up to 3% of compensation. Profit sharing expense was $6,058 and $11,298 for the three and six months ended October 31, 2004 and $3,618 and $8,349 for the three and six months ended October 31, 2003, and is included in general and administrative expenses in the accompanying consolidated statement of operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk include accounts receivable and capital lease receivable. As of October 31, 2004, the Company had no significant concentrations in accounts receivable. For the six months ended October 31, 2004 and 2003, the Company had no significant concentrations in revenue.

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

NOTE 3 - ACQUISITIONS:

The Company accounted for the acquisition of Cirilium, Inc., Stitel Systems, Inc. and certain intellectual property consisting of certain computer software programs, the copyrights therein and the common law trademarks from Heritage Communications Corporation under the purchase method of accounting. The results of operations for the above entities for the three and six months ended October 31, 2004 have been included in the statements of operations.

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

NOTE 4 - REDEMPTION AND CANCELLATION OF PREFERRED STOCK:

On April 8, 2004, the Company elected to redeem all of its outstanding Series B Convertible, Redeemable Preferred Stock at a price of $0.25 per share pursuant to the terms and conditions of the certificate of designation of the stock. The last day for the redemption of such shares was Monday, May 10, 2004 ("Redemption Date"), after which such holders ceased to be shareholders of the Company under the terms of the Certificate of Designation for Series B Preferred Stock. Upon redemption, the shares of Series B Preferred Stock so redeemed were then properly cancelled as set forth in the Series B Certificate of Designation and shall not be reissued. As of October 31, 2004, 80,000 shares of Series B Preferred Stock had been duly redeemed, at a total cost of $20,000, and as of the same date, 105,032 shares still have not been turned in to the transfer agent for redemption. As of October, 31, 2004, $26,258 in reserve for preferred stock redemption payable is recorded in relation to shares that have been cancelled but not returned to the transfer agent.

Pursuant to the terms of the Certificate of Designation for Series B Preferred Stock, upon redemption of the shares, the holders of the Series B Preferred Stock have no right with respect to such shares except the right to receive the monies payable by the Company upon redemption, without interest, and the shares redeemed shall no longer be deemed to be outstanding.

Prior to the May 28, 2004 share exchange, all 793 shares of the Company's outstanding Series D Preferred Stock were cancelled and returned to treasury. As of October 31, 2004, the Company had zero shares of its preferred stock issued and outstanding.

NOTE 5 - LEASE OBLIGATIONS:

Operating Leases

The Company leases office space in Tempe, Arizona under an operating lease which expires in October 2005. Monthly rent is $4,847 and $4,960 for the twelve month periods ending October 31, 2004 and 2005, respectively. Rent expense under this operating lease amounted to $14,541 and $29,082 for the three and six months ended October 31, 2004 and $14,879 and $29,758 for the three and six months ended October 31, 2003 respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.

The Company has a five (5) year lease agreement in Melbourne, Florida. During the six months ended October 31, 2004, the Company centralized its operations to its Tempe, Arizona offices and is currently renegotiating the terms of the lease. Monthly rent for this lease is $4,287 plus applicable sales tax. The monthly rental is subject to annual increases based on the Consumer Price Index. The lease expires in December 2008. The lease has an option to extend the term for an additional five years under the same terms and conditions. Rent expense under this operating lease amounted to $12,861 and $25,722 for the three and six months ended October 31, 2004, and is included in general and administrative expenses in the accompanying consolidated statements of operations.

The  following  is  a  schedule  by  year  of  future   minimum   rentals  under
noncancelable operating leases with terms in excess of one year for years subsequent to October 31, 2004:

Quarter ending:
2005                                                                 $  55,251
2006                                                                    81,196
2007                                                                    51,438
2008                                                                    51,438
Thereafter                                                              34,292
                                                                    ----------
                                                                     $ 273,615
                                                                    ==========

During the six months ended October 31, 2004, the Company began renting executive office space on a month-to-month basis in West Palm Beach, Florida. Monthly rent for the space is $6,547 per month and can be terminated at any time with thirty (30) days notice.

NOTE 6 - NOTE PAYABLE:

On October 8, 2004, the Company's Chief Executive Officer loaned the Company $50,000, without interest. The loan was repaid in its entirety on November 15, 2004.

On October 31, 2003, the Company owed principal payments of $689,000 to an individual in relation to the purchase of Cirilium Corporation by Cirilium, Inc. on September 26, 2001. This note payable was extinguished on February 10, 2004, when Cirilium Holdings, Inc. acquired 100% ownership of Cirilium Inc.

NOTE 7 - ADVERTISING COSTS:

Advertising costs are expensed as incurred. Advertising costs totaled $39,601 and $62,848 for the three and six months ended October 31, 2004 and $(23.20) and $1,756 for the three and six months ended October 31, 2003 respectively, and are included in general and administrative expenses in accompanying consolidated statement of operations.

NOTE 8 - RELATED PARTY TRANSACTIONS:

At October 31, 2004, the Company was owed $14,173 from a related party through common ownership for advances to fund operations.

The Company maintains executive office facilities in West Palm Beach, Florida. The Company pays rent in the amount of $6,547 per month on a month-to-month basis to an affiliate.

NOTE 9 - CAPITAL LEASE RECEIVABLE:

The following is a schedule by year of future minimum lease payments to be received for periods subsequent to October 31, 2004:

Quarter ending:
2005                                                             $   95,396
2006                                                                  4,604
                                                                 -----------
                                                                    100,000
Less: unearned interest revenue                                     (11,485)
                                                                 -----------
Net investment in sales-type lease                                   88,515
Less: current maturities                                            (83,911)
                                                                 -----------
Long-term capital lease receivable                               $    4,604
                                                                 ===========

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

On May 20, 2004, the Company adopted a Stock Incentive Plan (the "SIP") to attract, retain and motivate officers, directors, employees and consultants. The SIP will be administered by a committee appointed by the Company's board of directors. Total shares of common stock which may be delivered pursuant to awards granted under the SIP through the Company's fiscal 2005 year end shall not exceed three million shares and awards granted in each year thereafter shall not exceed ten percent of the issued and outstanding shares of the Company's common stock, as defined.

During the three months ended October 31, 2004, the Company granted approximately 175,000 stock options to newly hired employees of the Company. The stock options have an exercise price of $0.39 per share and vest ratably over a three year period.

During the six months ended October 31, 2004, in addition to the stock options disclosed as granted above, the Company granted approximately 1,700,000 stock options to employees and consultants of the Company. The stock options have an exercise price of $.0001 and also vest ratably over a three year period.

On May 24, 2004, the Company entered into a three year employment and severance agreement with the interim President of the Company, Robert W. Pearce, with an annual compensation amount of $50,000. The severance agreement provides, among other things, that in the event of termination of the agreement by the Company without cause, the employee is entitled to receive base compensation for the following twelve month period. In addition, the employment agreement grants the employee 200,000 stock options with an exercise price of $.0001. These options vest ratably over the three year agreement. Should the employment contract be terminated, the employee will receive stock options in an amount pro rata with that portion of the year in which the employee performed services for the Company and shall receive the stock options at the end of the relevant twelve month period as if the agreement had not been terminated. Effective July 29, 2004, Mr. Pearce resigned as the Company's President and continues to serve as the Company's Acting Secretary/Treasurer and a member of the Board of Directors and continues to advise Management on strategic issues. Presently, Mr. Pearce's employment agreement remains unchanged.

The following table summarizes activity of the stock option plan for the period ended October 31, 2004:

                                    Options         Number of        Weighted
                                  Available for    Shares Under       Average
                                  Future Grant        Option        Option Price
                                   ---------         ---------       ---------
Balance, April 30, 2004                   --           300,000       $  0.0001
Options granted, May 20, 2004             --         1,700,000          0.0001
Options granted, October 15, 2004         --           175,000          0.3900
Options terminated                        --          (369,756)         0.0001
                                   ---------         ---------       ---------
Balance, October 31, 2004                 --         1,805,244       $  0.0379
                                   =========         =========       =========

At October 31, 2004, the 1,805,244 options outstanding are summarized in the following table:

                                        Weighted            Weighted
                 Range of Exercise   Average Exercise   Average Remaining
Option Shares         Prices              Price               Life
-------------------------------------------------------------------------------

 1,805,244       $   0.0001 - 0.39     $  0.0379           31 Months


Options granted vest ratably over a three-year period. As of October 31, 2004, 279,342 options were vested and exercisable. These options are summarized below:

                                        Weighted            Weighted
                 Range of Exercise   Average Exercise   Average Remaining
Option Shares         Prices              Price               Life
-------------------------------------------------------------------------------

 279,342        $    0.0001 - 0 .39    $   0.0001           31 Months


The Company applies the disclosure-only provision of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation ("SFAS No. 123") but applies Accounting Principles Board Opinion No. 25 ("APB 25") and related interpretations to measure compensation for options issued. The fair market value of the common stock at the time of grant was $.50 per share. Accordingly, for the three and six months ended October 31, 2004, compensation expense of $74,914 and $134,260 respectively has been recognized for stock options granted.

Had compensation cost for stock-based compensation been determined based on the fair value at the grant date consistent with the method of SFAS No. 123, the Company's net loss and loss per share for the three months ended October 31, 2004 and 2003, would not have changed.

NOTE 11 - WARRANTS:

During the six months ending October 31, 2004 and before May 28, 2004, the Company sold 2,817,466 shares of restricted common stock and received $2,042,162 in proceeds. In connection with the sale of 2,817,466 shares of the Company's common stock, the Company issued one-half warrant per share of common stock sold or approximately 1,408,730 warrants. The warrants grant the holders the right to purchase one share of the Company's common stock for $1.50 at will. Of these warrants, 146,897 have a mandatory call feature, such that, when the closing bid price of the common stock of the Company exceeds $1.50 per share for ten consecutive trading days, the Company has the right to call these warrants at a price of $1.00 per share. The Company may not exercise the call feature unless a registration statement registering the common stock purchasable upon exercise of the warrants has been declared effective at least twenty trading days earlier and is effective from the date of delivery of the call notice until ten business days later. If the warrants are not tendered to the Company within ten business days following the date the Company issues the call, the warrants will expire on the following calendar day. These warrants automatically expire March 31, 2009.

The remaining 1,261,833, for a total of 1,796,000 warrants, have a mandatory call feature such that, when the closing bid price of the common stock of the Company exceeds $2.50 per share for ten consecutive trading days, the Company has the right to call these warrants at a price of $.001 per share. The Company may not exercise the call feature unless a registration statement registering the common stock purchasable upon exercise of the warrants has been declared effective at least twenty trading days earlier and is effective from the date of delivery of the call notice until ten business days later. If the warrants are not tendered to the Company within ten business days following the date the Company issues the call, the warrants will expire on the following calendar day. The warrants automatically expire March 31, 2009. These warrants also include a provision whereby if during the term of the warrant, the Company sells shares of its common stock, warrants or instruments that are convertible into common shares at a price below the then current exercise price of the outstanding warrants ("Original Warrants"), then the exercise price of the Original Warrants shall be adjusted to the price that the shares or warrants or instruments that are convertible into common stock are issued at ("New Exercise Price"). In addition, the warrant holder shall also be issued additional warrants ("New Warrants") according to the following formula: No. of Original Warrants * (Current Exercise Price/New Exercise Price) - No. of Original Warrants. Any New Warrants issued pursuant to this section shall be subject to the same terms and conditions as the Original Warrants, except that such New Warrants shall automatically expire five (5) years from the date of issuance.

In connection with these warrants, the Company recorded $971,449 in additional paid-in capital-warrants as of October 31, 2004.

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

In accordance with a Finders Fee Agreement entered into on March 15, 2004, the Company issued an additional 378,800 warrants for a total of 538,800 warrants. The warrants grant the holder the right to purchase one share of the Company's common stock for $1.00 at will. The warrants have a mandatory call feature, such that, when the closing bid price of the common stock of the Company exceeds $1.50 per share for ten consecutive trading days, the Company has the right to call these warrants at a price of $.01 per share. The Company may not exercise the call feature unless a registration statement registering the common stock purchasable upon exercise of the warrants has been declared effective at least twenty trading days earlier and is effective from the date of delivery of the call notice until ten business days later. If the warrants are not tendered to the Company within ten business days following the date the Company issues the call, the warrants will expire on the following calendar day. These warrants automatically expire March 31, 2009. In connection with the above agreement, the Company recorded $204,552 in additional paid-in capital-warrants as of October 31, 2004.

The fair value of the warrants granted under the Finders Fee Agreement is estimated at the date of grant utilizing the Black Scholes pricing model to be $.54 per whole warrant using the following assumptions:

                    Expected dividend                            0%
                    Risk-free interest rate                   2.79%
                    Expected volatility                        100%
                    Term (in years)                              5

The warrants issued under the Finders Fee Agreement also contain a cash-less exercise option in which the holder shall be entitled to receive a certificate for the number of warrants equivalent to a number of common shares, as defined.

As of October 31, 2004, no warrants have been exercised.

On May 28, 2004, the Company entered into a one year underwriting agreement to assist the Company in the proposed public offering of equity securities (see note 12). In exchange for services provided, the Company is required to issue and sell to the underwriter five year warrants to purchase such number of shares of securities as shall equal ten percent of the number of securities being underwritten at a price of $.0001 per warrant. These warrants will be exercisable at any time during a period of five years commencing at the beginning of the second year after their issuance and sale at a price equaling 120% of the initial public offering price of the securities. As of October 31, 2004, no warrants have been exercised.

NOTE 12 - CONSULTING AND UNDERWRITING AGREEMENTS:

On May 1, 2004, the Company entered into an Advisory Agreement with an entity to provide advice and assistance to the Company in its effecting the purchase of businesses and assets relative to its business and growth strategy, resolution of outstanding debt and obligations of the Company, preparation of registration statements, the introduction of the Company to brokers and dealers, potential investors, public relations firms and consultants and others that may assist the Company in its plans and future development. The Advisory Agreement has an initial term of one year (the "Primary Term") and will automatically be extended on an annual basis unless it is terminated by either party in writing at least thirty days prior to the end of the Primary Term or any subsequent extension period. The advisory agreement calls for the Company to pay an advisor fee of 150,000 options to purchase capital shares of the Company at $2 per share for three years.

The Company recorded consulting expense of $62,833 for the six months ended October 31, 2004 as a result of a three year consulting agreement with its Chief Executive Officer, and is included in general and administrative expenses in the accompanying consolidated statement of operations and has recorded unearned stock compensation of $243,056 which will be recognized ratably over the three-year term of the agreement, and is recorded as unearned stock compensation on the accompanying balance sheet.

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

On June 1, 2004, the Company entered into a Consulting Agreement with an entity to provide consulting services for the Company in Europe and introduce the Company to its contacts. The consultant will be paid $6,000 per month. The agreement will be active for twelve months and thereafter it will be automatically renewed on a month-to-month basis. The Company recorded consulting expense of $30,000 for the six months ended October 31, 2004 as a result of such agreement and is included in general and administrative expenses in the accompanying consolidated statements of operations.

On July 6, 2004, the Company entered into a Consulting Agreement with an entity to provide corporate advisory and consulting services. The consultant is to be paid $3,000 per month for a term of six months and ten percent of the gross proceeds resulting from any sale, merger or acquisition, which takes place with the candidates introduced to the Company by the consultant. The Company recorded consulting expense of $6,000 for the six months ended October 31, 2004 as a result of such agreement and is included in general and administrative expenses in the accompanying consolidated statements of operations. The Company subsequently cancelled this contract effective August 31, 2004 and no other payments are due under the agreement.

Pursuant to an agreement discussed in greater detail in Note 13, the Company issued 400,000 shares of its restricted common stock on October 1, 2004. The fair value of these shares of $224,000 has been charged to operations during the period ended October 31, 2004.

On October 18, 2004, the Company executed a Financial Advisory Fee Agreement with an entity to act as the Company's financial advisor with respect to a proposed financing on a private placement basis. In the event a "financing" should be consummated as defined thereunder, compensation for the services provided shall be ten percent (10%) of each "financing" due and payable upon receipt by the Company of the proceeds of the financing. As of October 31, 2004, the Company had not completed any financing and accordingly no compensation is due.

NOTE 13 - STOCKHOLDER'S EQUITY

On May 12, 2004, the Board of Directors authorized a 1 for 100 reverse stock split of common stockholders of record on April 8, 2004. Per-share amounts in the accompanying financial statements have been adjusted for the split.

The fractional shares resulting from the reverse stock split were rounded up to the next whole share. As a result, an additional eleven (11) shares of common stock were issued in connection with the reverse stock split. These shares did not represent separately bargained for consideration.

Langley Park Investment Trust

On September 30, 2004, the Company closed on the Stock Purchase Agreement ("Purchase Agreement") with Langley Park Investment Trust PLC. ("Langley"), a London-based institutional investment trust after it was admitted to trade on the London Stock Exchange ("LSE"). Pursuant to the Purchase Agreement, the Company issued 8,000,000 shares of its common stock ("Company Stock") to Langley for a total value of $5,600,000, or $0.70 per share. Langley paid the purchase price by delivering to the Company 3,083,700 Ordinary Shares of Langley ("Langley Shares") with a pre-determined value of one (1.00) British Pound Sterling (approximately U.S. $1.80) per share (1,541,850 of these shares were placed in escrow as discussed below and 154,185 of these shares were issued to a third party pursuant to an agreement as discussed below).

The Langley Shares began trading on the LSE on October 8, 2004 and are registered as a Unit Investment Trust. The trading symbol for the Langley Shares is LSE: LPI and the shares are quoted in British Pound Sterling. The investment trust consists of a portfolio of the common stock of 23 U.S. publicly-traded smaller cap companies. Langley Park must hold, and cannot sell, short or hedge against its portfolio for a period of two years.

The Company accounts for this investment in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires that investments be classified as "held-to-maturity," "available-for-sale," or "trading securities" as defined. The Company classifies this investment as "available for sale." Securities available-for-sale are reported at their fair market value, and unrealized gains and losses are reflected as a separate component of shareholders' equity. Trading securities are reported at their fair market value, and unrealized gains and losses are reflected in income. On October 31, 2004, $3,161 in unrealized losses were recorded related to this investment.

On October 8, 2004, the Company recorded the corresponding value of the Langley Shares as an asset on our financial statements in the amount of $774,317. The asset value was calculated by multiplying the number of the Langley Shares by the first opening trade as reported on the LSE, multiplied by the U.S. dollar to British Pound Sterling exchange rate on September 30, 2004 (1,387,665 shares X
0.31 British Pound Sterling X $1.80 = $774,317). During the period ended October 31, 2004, the Company sold 400,000 shares in Langley for cash proceeds of $181,250.

Pursuant to the Purchase Agreement, fifty percent (50%) of both the Company Stock and the Langley Shares are initially placed into escrow for the first two years following execution of the Purchase Agreement. At the expiration of two years, the Langley Escrow Shares will be released to the Company as long as the market value of the Company's common stock on the two year anniversary is the same or higher than $0.70 per share, otherwise the Company will be required to return a portion of the Langley shares corresponding to the proportionate decline in value. Pursuant to the Purchase Agreement, Langley has agreed that it will not sell, transfer or assign any or all of the Company Stock for a period of two years following the closing without the prior written consent of the Company, which consent may be withheld by the Company in its sole discretion. On October 8, 2004, we booked the corresponding value of these restricted Langley Shares as an asset on our financial statements in the amount of $860,352. The asset value was calculated by multiplying the number of the Langley Shares by the first opening trade as reported on the LSE, multiplied by the U.S. dollar to British Pound Sterling exchange rate on September 30, 2004 (1,541,850 shares X
0.31 British Pound Sterling X $1.80 = $860,352).  On October 31, 2004, $4,934 in
unrealized losses were recorded related to this investment and are included as a component of accumulated other comprehensive loss.

In connection with the transaction, the Company entered into an agreement on July 21, 2004 with a third party whereby the Company shall compensate the consultant for services rendered by issuing 400,000 shares of the Company's restricted common stock within ninety (90) days of executing the agreement. In addition, the consultant is entitled to additional compensation in the form of 154,185 Langley Shares out of the total amount of Langley Shares to which the Company is entitled. As of October 31, 2004, the Company has recorded $224,000 in non-stock compensation expense related to this transaction.

On September 13, 2004, the Company filed an amended Current Report on Form 8-K/A under Item 3.02 disclosing the Purchase Agreement with Langley for the purchase of 8,000,000 shares of the Company's common stock and a copy of the Purchase Agreement was attached as Exhibit 10.1 to the Form 8-K/A.


NOTE 14 - SUBSEQUENT EVENTS:

Subsequent to October 31, 2004, the Company sold the remaining 987,665 Langley Shares for cash proceeds of $364,280.

On December 2, 2004, the Company gave a promissory note to its former auditor, Chastang, Ferrell, Sims & Eiserman LLC for audit fees owed. The promissory note, with a principal amount of $22,195, accrues interest at a rate of eighteen percent (18%) and matures on December 31, 2004.

Part I


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

   Cirilium has implemented a long-term plan to continuously search out and acquire early stage technology companies; refine acquired technology offerings; concentrate initial sales efforts on focused pilot opportunities; expand pilots to a level that proves market viability; spin technology companies out into a next stage expanded capital opportunity while retaining at Cirilium the support service contract functions such as customer service support, systems installation and integration, maintenance and version update supplemental programming. To build a first rate competitive support service capacity, Cirilium is developing support resources in specific overseas economies that offer a reduced labor expense and an opportunity to sell into fast growing economic regions with less brand name competition than in North America.

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

   We expect to significantly exceed fiscal year 2004 in overall sales in fiscal year 2005. Management anticipates that while in an aggressive growth phase, those forecasted sales would produce a moderate operating loss.

   In addition to the products and services we currently offer in the VoIP Telecommunications market, we plan to further expand the current product line in additional areas that will help us fill out our solutions with enhanced hardware, software, and services through both acquisitions and strategic alliances. Our plans call for accelerating market entry into the international sectors of Latin America, Eastern Bloc Europe, the Middle East, Africa, the Far East, and Australia. The plan is to expand our existing base of distributors and optimize their in-country expertise to grow our market share worldwide. Along with expanding our reach into the carrier markets, Cirilium is also investigating the possibilities of acquiring wireless data providers to bring a recurring revenue stream, as well as enhancing their business model by adding voice to their existing high speed data networks. This large emerging wireless market will be another contributor to Cirilium's growth potential.

    Stitel Systems, Inc., a wholly-owned subsidiary of the Company, is an emerging IP technology company that has produced an integrated communications gateway and network edge switch product that has complemented the current product line of Cirilium, with its wireless ("WiFi") features and functionality that is at the forefront of innovation. It provides customers with the capability to have an Internet Protocol-Private Branch Exchange ("IP-PBX"), Router, Firewall, Interactive Voice Response ("IVR"), and a Gateway all in one unit, saving the customers a considerable amount on cost and support. In addition, customers using the ICG WIFI capability automatically gain roaming capability anywhere in the world, by connecting through wireless access points with a WIFI handset.

   We expect to seek additional strategic merger and acquisition candidates to expand our product and service offerings in the VoIP Telecommunications markets throughout the remainder of this fiscal year. In the second quarter of 2005, we signed a letter of intent to acquire T-Speed Broadband Communications, Inc., a regional provider of Wireless Local Loop(WLL) services and Wireless DSL (WDSL) access for the small to medium-size enterprise (SME). The Company is currently still in the process of completing its due diligence and has not yet executed any definitive agreement.

   In a two-fold strategy to expand sales into developing economic regions and at the same time tap into the offshore technical labor market, we will continue to pursue acquisitions and build relationships with systems integration firms in developing economies. In 2004, we have established a relationship with Stitel Technologies in Bangladesh to provide development support for the ICG product line that has given us a competitive edge by reducing costs and improving our response time to market for customer requirements.

   While we have and continue to aggressively grow through mergers and acquisitions, management plans for our long-term growth to be achieved through organized sales growth. The current financial forecasting only includes the consolidated forecasts of the acquired companies. In the remainder of fiscal 2005, management will complete sales plans that will include additional sales being forecasted into fiscal 2006.


Results of Operations - For the Three and Six Months Ended October 31, 2004 and October 31, 2003

   Net Sales. Net sales increased over two hundred fifty-six (256%) from $115,853 for the three months ended October 31, 2003 to $412,438 for the three months ended October 31, 2004. Net Sales for the six months ended October 31, 2004 were $780,676 compared to$316,758 for the six months ended October 31, 2003. Sales growth from the previously existing core operations and previously acquired operations accounted for one hundred percent (100%) of the $780,676.

      Cost of Sales. Cost of sales for the three and six months ended October 31, 2004 were $130,883 and $316,136, an increase of 19% and 86% from $109,595 and $170,108 for the three and six months ended October 31, 2003, respectively. This increase was primarily due to the acquisitions made over the last year and the related sales growth in the used telephony equipment market. Although the Company is continuing in its efforts to reduce the costs of operations in relation to the revenues received, continued expenditures have been made in critical areas such as trade shows and conventions, in addition to the costs of marketing and distribution. These expenditures accounted for approximately $701,726 in salaries, benefits and travel and sales expenses during this quarter.

      Our cost of sales, as a percentage of sales, however, has decreased. The cost of sales for the three and six months ended October 31, 2003 was approximately 95% and 54% as compared to 32% and 40% for the three and six months ended October 31, 2004 respectively. Management plans to continue to pursue strategies to reduce the overall cost of sales as a percentage of sales as the Company grows. Management will leverage the increased purchasing volume to improve purchasing contracts and reduce overall cost of sales. Management will also implement resource utilization strategies that can demonstrate notable savings when applied over higher volumes of production.

      Compensation Expense. Compensation expense increased two hundred fifty-four percent (254%) from $169,809 for the three months ended October 31, 2003 to $601,917 for the three months ended October 31, 2004. The overall increase is due in large part to the overall increase in the number of employees from approximately 13 employees as of October 31, 2003 to approximately 21 employees as of October 31, 2004. Management is working to keep compensation in reasonable proportion to the overall Company sales and expenses.

      Compensation expense was $1,156,601 for the sixth months ended October 31, 2004 as compared to $415,020 for the six months ended October 31, 2003, an overall increase of 179%. The Company closed down its facility in Melbourne, FL during the six months ended October 31, 2004 and reduced the number of employees, thereby lowering the overall level of compensation expense. There is an executive performance incentive compensation program in place since the implementation of the new business model in February 2004, and executive management plans to continue this program to encourage our management to reach its revenue and margin objectives. In addition, we have implemented a stock option plan for our employees so they can participate in the positive growth of the Company and motivate their performance as well.

      General and Administrative Expense. General and administrative expenses for the three and six months ended October 31, 2004 were $724,567 and $1,549,341 respectively, as compared to $123,755 and $261,836 for the three and six months ended October 31, 2003. The general and administrative expenses for the three months ended October 31, 2004, are dramatically higher than for the three months ended October 31, 2003 as a direct result of both the general and administrative expenses of the acquisitions made over the last year, as well as the one time expenses associated with completing such acquisitions. Management plans to reduce the general and administrative expenses as a portion of overall sales and total expenses throughout the remainder of fiscal year 2005 through the consolidation of redundant processes in resources inherited in the recent acquisitions.

      Depreciation and Amortization Expense. Depreciation and amortization expense increased substantially from $17,976 and $35,951 for the three and six months ended October 31, 2003 to $67,464 and $141,388 for the three and six months ended October 31, 2004. This increase is a direct result of the acquisitions made over the last year. Depreciation on fixed assets is calculated on the straight-line method over the estimated useful lives of the assets.

Liquidity and Capital Resources

      At October 31, 2003, the Company had cash of $1,312 and a working capital deficit of ($2,571,340) as compared to cash overdraft of ($20,780) and working capital surplus of $566,368 at October 31, 2004. In addition, we have been successful attracting investment capital to carry out our business model.

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

ITEM 3   CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 ("Exchange Act"), as of the date of the filing of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President, Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's President, Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Part II - Other Information

ITEM 1   LEGAL PROCEEDINGS

None.

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      During the quarter ended July 31, 2004 the Company sold 2,817,466 shares of its restricted common stock at a price of $0.75 per share for proceeds of $2,042,162. In connection with the sale of 2,817,466 shares of the Company's common stock, the Company issued one-half warrant per share of common stock sold or approximately 1,897,530 warrants. The fair value of the warrants is estimated at the date of grant utilizing the Black Scholes pricing model to be $.50 per whole warrant

      The Company relied upon the exemption provided by Regulation D of the Securities Act of 1933, as amended, and Regulation S of the Act in connection with above-referenced transactions. The Company relied on Regulation D with respect to these transactions as no general solicitation was employed, the shares bore restrictive legends, and the acquirers of the shares had access to the information which would be contained in the Registration Statement and had sufficient sophistication so as not to require the protection afforded by the Registration under the Securities Act. Each of the purchasers of the Company's securities was given the opportunity to ask questions of and received answers from Company management. No commission or other remuneration was paid or given in connection with the offer and sale of the securities under Regulation D.

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

      As reported in the Company's Form 8-K filed on September 10, 2004 and amended September 13, 2004, on July 29, 2004, the Company entered into a Stock Purchase Agreement ("Purchase Agreement"), effective August 20, 2004, with Langley Park Investments PLC ("Langley"), a corporation organized under the laws of England and Wales which was admitted to trade on the London Stock Exchange ("LSE") as an investment trust on September 30, 2004. The Langley Shares began trading on the LSE on October 8, 2004.

      Pursuant to the Purchase Agreement, the Company issued 8,000,000 shares of its common stock ("Company Stock") to Langley for a total purchase price of $5,600,000, or $0.70 per share (the average closing bid price per share of the Company's common stock during the ten trading days immediately preceding July 30, 2004). The Company issued the Company Stock to Langley pursuant to Regulation S under the Act. Langley paid the purchase price by delivering to the Company 3,083,700 Ordinary Shares of Langley ("Langley Shares") with a pre-determined value of one (1.00) British Pound Sterling (approximately U.S.$1.80) per share (1,541,850 of these shares were placed in escrow as discussed below and 154,185 of these shares were issued to a third party pursuant to an agreement described in greater detail below).

      Under the terms of the Purchase Agreement, fifty percent (50%) of both the Company Stock and the Langley Shares have been initially placed into escrow as Downside Price Protection (the "Langley Escrow Shares") for the first two years following execution of the Purchase Agreement. At the expiration of two years, the Langley Escrow Shares will be released to the Company as long as the market value of the Company's common stock on the two year anniversary is the same or higher than $0.70 per share, otherwise the Company will be required to return a portion of the Langley shares corresponding to the decline in value. Pursuant to the Purchase Agreement, Langley has agreed that it will not sell, transfer or assign any or all of the Company Stock for a period of two years following the closing without the prior written consent of the Company, which consent may be withheld by the Company in its sole discretion.

      In connection with the transaction, the Company entered into an agreement on July 21, 2004 with a third party whereby the Company shall compensate the consultant for services rendered by issuing 400,000 shares of the Company's restricted common stock within ninety (90) days of executing the agreement. The Company relied upon the exemption provided by Section 4(2) of the Act and Rule 506 of the Securities Act of 1933, as amended for the issuance. In accordance with the agreement, the consultant also received additional compensation in the form of 154,185 Langley Shares out of the total amount of Langley Shares to which the Company is entitled.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5   OTHER INFORMATION

None.

ITEM 6   EXHIBITS

31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Execuive Officer

31.2 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Financial Officer

32.1 Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 - Chief Execuive Officer

32.2 Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 - Chief Financial Officer

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

                                              CIRILIUM HOLDINGS, INC.
                                         ---------------------------------
                                                   (Registrant)

Date: December 20, 2004


                  By:  /s/ Gerald C. Parker
                       ---------------------------
                       Gerald C. Parker, Chairman


                  By:  /s/ Donald E. Lees
                       ---------------------------
                       Donald E. Lees, Chief Executive Officer and Director


                  By:  /s/ Robert W. Pearce
                       ---------------------------
                       Robert W. Pearce, Director and Acting Secretary/Treasurer


                  By:  /s/ Timothy Simpson
                       ---------------------------
                       Timothy Simpson, President and Chief Operating Officer