Form 10QSB
period 2005-01-31
CIRILIUM HOLDINGS INC
filed 2005-03-17
CIK 847777

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended January 31, 2005

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: March 15, 2005: 38,982,492

Transitional Small Business Disclosure Format (check one):  YES [_]   NO [X]

                             Cirilium Holdings, Inc.

                 Form 10-QSB for the Quarter ended January 31, 2005

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


      Item  1 Legal Proceedings


      Item  2 Unregistered Sales of Equity Securities and Use of Proceeds


      Item  3 Defaults Upon Senior Securities


      Item  4 Submission of Matters to a Vote of Security Holders


      Item  5 Other Information


      Item  6 Exhibits


Signatures

Part I - Financial Information

                    CIRILIUM HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                JANUARY 31, 2005
                                   (UNAUDITED)

ASSETS

Current assets:
   Cash and equivalents                                             $     3,800
   Accounts receivable                                                  113,937
   Employee loan                                                         13,000
   Due from affiliates                                                   22,456
   Travel advances                                                       14,376
   Prepaid expenses                                                      11,500
   Inventories                                                          294,603
   Capital lease receivable                                              90,633
                                                                    -----------

         Total current assets                                           564,305
                                                                    -----------

Property and equipment:
   Telecommunication equipment                                          163,565
   Computer equipment                                                    14,779
   Software                                                              17,040
   Furniture, fixtures and office equipment                                 902
                                                                    -----------
                                                                        196,286
   Less:  accumulated depreciation                                      (65,020)
                                                                    -----------

         Net property and equipment                                     131,266
                                                                    -----------

Other assets:
   Restricted investment in equity securities                           461,013
   Intangible asset - software, net                                     423,333
   Goodwill                                                           2,303,386
   Deposits                                                              13,550
                                                                    -----------

         Total other assets                                           3,201,282
                                                                    -----------

         Total assets                                               $ 3,896,853
                                                                    ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    CIRILIUM HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                JANUARY 31, 2005
                                   (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                $    552,058
   Deferred compensation                                                 41,748
   Due to affiliates                                                     65,000
   Note payable                                                         405,000
   Accrued interest payable                                               3,375
   Reserve for preferred stock redemption                                26,258
   Customer deposits                                                     28,750
                                                                   ------------

         Total current liabilities                                    1,122,189
                                                                   ------------

Stockholders' equity:
   Preferred stock, $.001 par, 25,000,000 authorized, 0 shares

      issued and outstanding                                                 --
   Common stock, $.001 par, 200,000,000 shares authorized,
      38,982,492 shares issued and outstanding                            3,898
   Additional paid-in capital                                        21,591,008
   Additional paid-in capital - stock options                           207,332
   Common stock warrants                                              1,176,001
   Accumulated other comprehensive loss                                (399,339)
   Accumulated deficit                                              (19,623,681)
                                                                   ------------
                                                                      2,955,219

   Unearned stock compensation                                         (180,555)
                                                                   ------------

         Total stockholders' equity                                   2,774,664
                                                                   ------------

         Total liabilities and stockholders' equity                $  3,896,853
                                                                   ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    CIRILIUM HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2005 AND 2004
                                   (UNAUDITED)

                                                            Three Months      Three Months         Nine Months         Nine Months
                                                                Ended             Ended               Ended               Ended
                                                          January 31, 2005  January 31, 2004    January 31, 2005    January 31, 2004
                                                            ------------       ------------       ------------       ------------
Revenue:
   Systems                                                  $     56,625       $    195,101       $    717,082       $    467,576
   Other                                                          29,024              4,331            149,243             48,614

                                                            ------------       ------------       ------------       ------------

      Total revenue                                               85,649            199,432            866,325            516,190
                                                            ------------       ------------       ------------       ------------

Cost of sales:
   Systems                                                        54,671             67,854            366,807            237,768

   Other                                                           3,613                 --              7,613                195
                                                            ------------       ------------       ------------       ------------

      Total cost of sales                                         58,284             67,854            374,420            237,963
                                                            ------------       ------------       ------------       ------------

Gross profit                                                      27,365            131,578            491,905            278,227
                                                            ------------       ------------       ------------       ------------

Operating expenses:
   Salaries and wages                                            519,474            282,397          1,676,075            697,416
   General and administrative expenses                           529,158             51,707          2,078,499            313,543
   Depreciation and amortization                                  58,224             20,033            199,613             55,984
                                                            ------------       ------------       ------------       ------------

      Total operating expenses                                 1,106,856            354,137          3,954,187          1,066,943
                                                            ------------       ------------       ------------       ------------

      Income (loss) from operations                           (1,079,491)          (222,559)        (3,462,282)          (788,716)

Other income (expenses):

   Loss on sale of investment securities                        (188,052)                --           (225,819)                --

   Loss on impairment of goodwill                               (767,796)                --           (767,796)                --

   Gain on extinguishment of debt                                     --            224,500                 --            224,500
                                                            ------------       ------------       ------------       ------------

Income (loss) before income taxes                             (2,035,339)             1,941         (4,455,897)          (564,216)


Income taxes                                                          --                 --                 --                 --
                                                            ------------       ------------       ------------       ------------

      Net income (loss)                                       (2,035,339)             1,941         (4,455,897)          (564,216)

Other comprehensive loss, net of tax:

   Unrealized loss on restricted investment                     (399,339)                --           (399,339)                --
                                                            ------------       ------------       ------------       ------------


      Other comprehensive (loss)                                (399,339)                --           (399,339)                --
                                                            ------------       ------------       ------------       ------------

      Total comprehensive income (loss)                     $ (2,434,678)      $      1,941       $ (4,855,236)      $   (564,216)
                                                            ============       ============       ============       ============

Earnings (loss) per share:

   Earnings (loss) per share, basic and diluted             $      (0.05)      $       0.03       $      (0.13)      $      (8.01)
                                                            ============       ============       ============       ============

   Weighted average shares outstanding, basic and diluted     38,982,481             71,304         34,793,256             70,435
                                                            ============       ============       ============       ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    CIRILIUM HOLDINGS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED JANUARY 31, 2005
                                   (UNAUDITED)

                                                                                 Common Stock
                                                                         ---------------------------                    Additional
                                                                                                        Preferred        Paid-in
                                                                            Shares         Amount         Stock          Capital
                                                                         ------------   ------------   ------------    ------------
Balance, April 30, 2004                                                    22,568,333   $      2,257   $         --    $  4,092,748

Sale of common
   stock                                                                    2,817,466            282             --       1,423,904

Reverse acquisition
   SK Technologies                                                          5,196,682            519             --      14,335,043

Adjustment for fractional
  rounding                                                                         11             --             --              --

Acquisition of investment securities                                        8,000,000            800             --       1,719,905

Shares issued for consulting
   agreements                                                                 400,000             40             --         223,960

Expense deferred stock
   compensation                                                                    --             --             --              --

Issuance of stock
   options                                                                         --             --             --              --

Issuance of stock
   warrants                                                                        --             --             --        (204,552)

Net loss                                                                           --             --             --              --
                                                                         ------------   ------------   ------------    ------------

Balance, January 31, 2005 (unaudited)                                      38,982,492   $      3,898   $         --    $ 21,591,008
                                                                         ============   ============   ============    ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    CIRILIUM HOLDINGS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CHANGES
                       IN STOCKHOLDERS' EQUITY (CONTINUED)
                   FOR THE NINE MONTHS ENDED JANUARY 31, 2005
                                   (UNAUDITED)

                        Accumulated
    Additional           Additional            Unearned           Other
  Paid-in Capital -   Paid-in Capital -          Stock         Comprehensive           Accumulated
   Stock Options           Warrants          Compensation          Loss                  Deficit               Total
     ------------        ------------        ------------         ------------         ------------         ------------
     $      4,165        $    353,483        $   (243,056)        $         --         $   (806,449)        $  3,403,148


               --             617,966                  --                   --                   --            2,042,152


               --                  --                  --                   --          (14,361,335)             (25,773)


     ------------        ------------        ------------         ------------         ------------         ------------


               --                  --                  --             (399,339)                  --            1,321,366


               --                  --                  --                   --                   --              224,000


               --                  --              62,501                   --                   --               62,501


          203,167                  --                  --                   --                   --              203,167


               --             204,552                  --                   --                   --                   --


               --                  --                  --                   --           (4,455,897)          (4,455,897)

     ------------        ------------        ------------         ------------         ------------         ------------

     $    207,332        $  1,176,001        $   (180,555)        $   (399,339)        $(19,623,681)        $  2,774,664
     ============        ============        ============         ============         ============         ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    CIRILIUM HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
              FOR THE NINE MONTHS ENDED JANUARY 31, 2005 AND 2004
                                  (UNAUDITED)

                                                                         NINE MONTHS         NINE MONTHS
                                                                            ENDED               ENDED
                                                                       JANUARY 31, 2005    JANUARY 31, 2004
                                                                         -----------         -----------
Cash flows from operating activities:

   Net loss                                                              $(4,455,897)        $  (564,216)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Bad debt expense                                                        480              11,365
         Depreciation and amortization                                       199,613              55,984
         Loss on sale of investment securities                               225,819                  --
         Loss on impairment of goodwill                                      767,796                  --
         Stock based compensation                                            576,726                  --
         Changes in noncash assets and liabilities,
            net of effects of noncash transactions:
               Net benefit received from change in ownership                      --             857,366
               (Increase) decrease in accounts receivable                    (95,273)             87,584
               (Increase) decrease in inventories                            (83,004)             74,957
               (Increase) in travel advances                                 (14,376)                 --
               Decrease in deposits                                               --                  90
               (Increase) in prepaid expenses                                (11,500)                 --
               Increase (decrease) in accounts and other payables            365,393            (498,664)
               Increase in customer deposits                                  28,750              11,985
                                                                         -----------         -----------

      Net cash provided by (used in) operating activities                 (2,495,473)             36,451
                                                                         -----------         -----------

Cash flows from investing activities:
   Purchase of property and equipment                                       (111,932)                 --
   Proceeds from sale of investment securities                               547,458                  --
                                                                         -----------         -----------

      Net cash provided by investing activities                              435,526                  --
                                                                         -----------         -----------

Cash flows from financing activities:
   (Increase) in related party receivables                                   (22,456)                 --
   (Decrease) in related party payables                                      (34,515)                 --
   Principal payments on note payable                                       (423,334)                 --
   Proceeds received from note payable                                       405,000                  --
   Proceeds received from issuance of common stock                         2,042,160                  --
                                                                         -----------         -----------

      Net cash provided by financing activities                            1,966,855                  --
                                                                         -----------         -----------

Net increase (decrease) in cash and cash equivalents                         (93,092)             36,451

Cash and cash equivalents, beginning of period                                96,892              23,367
                                                                         -----------         -----------

Cash and cash equivalents, end of period                                 $     3,800         $    59,818
                                                                         ===========         ===========

Supplemental disclosures on cash flows:

   Cash paid during the year for:
     Interest                                                            $     8,031         $       225
                                                                         ===========         ===========

   Non-cash investing and financing activities:
     (Loss) on securities included in other comprehensive
                                                                         $  (399,339)        $        --
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

Principles of Consolidation

The consolidated financial statements of Cirilium Holdings, Inc. and Subsidiaries as of January 31, 2005, and for the three and nine month periods ended January 31, 2005 and 2004, include the Company's wholly-owned subsidiaries, Cirilium Holdings II, Inc., Cirilium, Inc. and Stitel Systems, Inc. All significant intercompany transactions are eliminated. The results of operations of the subsidiaries are included in the Company's consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. For further information, please refer to the audited financial statements and notes thereto included in the Company's amended Current Report on Form 8-K/A filed on August 6, 2004.

Liquidity

The Company's financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is relying on obtaining additional capital and funds from future operations to satisfy the Company's projected working capital and capital expenditure needs through January 31, 2006. The Company believes the capital and funds from future operations will be sufficient to allow the Company to continue as a going concern.

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

NOTE 3 - LEASE OBLIGATIONS:

Operating Leases

The Company leases office space in Tempe, Arizona under an operating lease which expires in October 2005. Monthly rent is $4,847 and $4,960 for the twelve month periods ending January 31, 2004 and 2005, respectively. Rent expense under this operating lease amounted to $14,880 and $44,730 for the three and nine months ended January 31, 2005 and $14,541 and $43,623 for the three and nine months ended January 31, 2004 respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.

The Company has a five (5) year lease agreement in Melbourne, Florida. During the nine months ended January 31, 2005, the Company centralized its operations to its Tempe, Arizona offices. In November 2005, the Company negotiated a buyout of the lease equal to six months of the current contracted rent plus applicable sales tax. As of January 31, 2005, $4,544 has been paid toward the amount due with an additional $22,033 payable to complete the buyout. This amount payable is shown as a component of accounts payable on the accompanying balance sheet.

The following is a schedule by year of future minimum rentals under noncancelable operating leases with terms in excess of one year for years subsequent to January 31, 2005:

 Quarter ending:
 2005                                                                   $ 14,880
 2006                                                                     29,760
                                                                        --------
                                                                        $ 44,640
                                                                        ========

During the nine months ended January 31, 2005, the Company began renting executive office space on a month-to-month basis in West Palm Beach, Florida. Monthly rent for the space is $6,547 per month and can be terminated at any time with thirty (30) days notice.

NOTE 4 - NOTE PAYABLE:

On December 2, 2004, the Company gave a promissory note to its former auditor, Chastang, Ferrell, Sims & Eiserman LLC for audit fees owed. The promissory note, with a principal amount of $22,195, accrues interest at a rate of eighteen percent (18%) and matures on December 31, 2004. During the period ended January 31, 2005, the Company paid $11,098 towards the balance of the note. The remaining balance continues to accrue interest at the stated amount and as of January 31, 2005, the note holder had not declared an event of default.

On December 28, 2004, the Company executed a convertible promissory note with a principal amount of $405,000. The note accrues interest at a rate of ten percent (10%) per annum and matures on December 31, 2005. The note may, at the option of the Company, be converted into and the note holder shall receive in lieu of payment of the indebtedness, a number of shares of the Company's common stock equal to quotient of the outstanding principal amount plus interest divided by a price of fifty cents ($.50) per share. The Company has the right to force conversion of the note, at a price of $.50 per share, if the Company's common stock trades above $1.50 for five consecutive days, or the note holder will lost the right to convert the note to common shares after receiving a 7 day advance notice to the holder and the holder does not convert.

NOTE 5 - RELATED PARTY TRANSACTIONS:

At January 31, 2005, the Company was owed $22,456 from a related party through common ownership for advances to fund operations.

The Company maintains executive office facilities in West Palm Beach, Florida. The Company pays rent in the amount of $6,547 per month on a month-to-month basis to an affiliate.

NOTE 6 - CAPITAL LEASE RECEIVABLE:

The following is a schedule by year of future minimum lease payments to be received for periods subsequent to January 31, 2005:

Quarter ending:
2005                                                                  $ 100,000
                                                                      ---------
                                                                        100,000
Less: unearned interest revenue                                          (9,367)
                                                                      ---------
Net investment in sales-type lease                                       90,633
Less: current maturities                                                (90,633)
                                                                      ---------
Long-term capital lease receivable                                    $       0
                                                                      =========

NOTE 7- STOCK OPTIONS:

The following table summarizes activity of the stock option plan for the period ended January 31, 2005:

                                    Options         Number of        Weighted
                                  Available for    Shares Under       Average
                                  Future Grant        Option        Option Price
                                   ---------         ---------       ---------
Balance, April 30, 2004                   --           300,000       $  0.0001
Options granted, May 20, 2004             --         1,700,000          0.0001
Options granted, October 15, 2004         --           175,000          0.3900
Options terminated                        --          (468,437)         0.0001
                                   ---------         ---------       ---------
Balance, January 31, 2005                 --         1,706,563       $  0.0401
                                   =========         =========       =========

At January 31, 2005, the 1,706,563 options outstanding are summarized in the following table:


                                         Weighted            Weighted
                 Range of Exercise   Average Exercise   Average Remaining
Option Shares         Prices              Price               Life
-------------------------------------------------------------------------------

 1,706,563       $   0.0001 - 0.39     $  0.0401           28 Months


Options granted vest ratably over a three-year period. As of January 31, 2005, 431,772 options were vested and exercisable. These options are summarized below:

                                        Weighted            Weighted
                 Range of Exercise   Average Exercise   Average Remaining
Option Shares         Prices              Price               Life
-------------------------------------------------------------------------------

 431,772        $    0.0001 - 0 .39    $   0.0401           28 Months


The Company applies the disclosure-only provision of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation ("SFAS No. 123") but applies Accounting Principles Board Opinion No. 25 ("APB 25") and related interpretations to measure compensation for options issued. The fair market value of the common stock at the time of grant was $.50 per share. Accordingly, for the three and nine months ended January 31, 2005, compensation expense of $68,907 and $203,167 respectively has been recognized for stock options granted.

Had compensation cost for stock-based compensation been determined based on the fair value at the grant date consistent with the method of SFAS No. 123, the Company's net loss and loss per share for the three months ended January 31, 2005 and 2004, would not have changed.

NOTE 8 - CONSULTING AND UNDERWRITING AGREEMENTS

The Company recorded consulting expense of $83,833 for the nine months ended January 31, 2005 as a result of a three year consulting agreement with its Chief Executive Officer, and is included in general and administrative expenses in the accompanying consolidated statement of operations and has recorded unearned stock compensation of $243,056 which will be recognized ratably over the three-year term of the agreement, and is recorded as unearned stock compensation on the accompanying balance sheet.

On December 10, 2004, the Company entered into a Consulting Agreement with a foreign individual to provide consulting and advisory services to attract interest in the Company from members of the financial and business communities as well as establishing public awareness for the products and services of the Company. The term of the agreement shall commence on the date of completion of funding to the Company in an amount of $600,000 in the form of debt and is non-cancelable. As compensation for such services, the consultant shall receive a monthly fee of eight thousand dollars ($8,000). As of January 31, 2005, the Company had not received the funding amount under this agreement and therefore, no compensation is due.

On December 10, 2004, the Company entered into a Consulting Agreement with a foreign individual to provide consulting and advisory services, including making the Company's name and business better known to the business community and potential investors, as well as introducing the Company to businesses who have existing clients and prospects that would be able to benefit from the services of the Company. The agreement has a term of one (1) year and is non-cancelable. As compensation for the services, the consultant shall be entitled to receive 1,250,000 shares of the Company's common stock pro rata with the raising of $600,000. In addition, the consultant shall receive a fee of 10% of such money raised. The consultant shall also be entitled to receive an additional fee of $15,000, payable pro rata. As of January 31, 2005, the Company had received funding in the form of a convertible promissory note with a principal amount of $405,000 (described in greater detail in Note 4 above). Accordingly, the Company must issue the consultant 843,750 shares of its common stock and pay cash compensation in the amount of $50,625.

On December 10, 2004, the Company entered into a Financial Consulting Agreement with a foreign entity to provide financial consulting and advisory services to attract interest in the Company from members of the financial and business communities as well as establishing public awareness for the products and services of the Company. The agreement is for a term of two years and is non-cancelable. As compensation for such services, the foreign entity shall be entitled to receive a monthly fee of eight thousand dollars ($8,000). Compensation is contingent upon consultant raising $600,000 in funding for the Company in the form of debt. As of January 31, 2005, the Company had not received any funding pursuant to this agreement and accordingly, no compensation is due.

On December 13, 2004, the Company entered into a Financial Consulting Agreement with a foreign individual to provide financial consulting and advisory services to inform interested parties as to the business products, management, marketing, sales channels and financial opportunities available to the Company. The agreement shall continue until such time as $600,000 in funding for the Company has been raised. As compensation for such services, the consultant shall be entitled to receive 800,000 shares of the Company's common stock pro rata with the raising of $600,000. In addition, the consultant shall be entitled to receive a fee of 10% of such money raised. As of January 31, 2005, the Company had not received any funding pursuant to this agreement and accordingly, no compensation is due.

NOTE 9 - STOCKHOLDER'S EQUITY

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

On October 8, 2004, the Company recorded the corresponding value of the Langley Shares as an asset on our financial statements in the amount of $774,317. The asset value was calculated by multiplying the number of the Langley Shares by the first opening trade as reported on the LSE, multiplied by the U.S. dollar to British Pound Sterling exchange rate on September 30, 2004 (1,387,665 shares X
0.31 British Pound Sterling X $1.80 = $774,317). During the period ended January 31, 2005, the Company sold the remaining 987,665 Langley Shares for cash proceeds of $364,280.

Pursuant to the Purchase Agreement, fifty percent (50%) of both the Company Stock and the Langley Shares are initially placed into escrow for the first two years following execution of the Purchase Agreement. At the expiration of two years, the Langley Escrow Shares will be released to the Company as long as the market value of the Company's common stock on the two year anniversary is the same or higher than $0.70 per share, otherwise the Company will be required to return a portion of the Langley shares corresponding to the proportionate decline in value. Pursuant to the Purchase Agreement, Langley has agreed that it will not sell, transfer or assign any or all of the Company Stock for a period of two years following the closing without the prior written consent of the Company, which consent may be withheld by the Company in its sole discretion. On October 8, 2004, we booked the corresponding value of these restricted Langley Shares as an asset on our financial statements in the amount of $860,352. The asset value was calculated by multiplying the number of the Langley Shares by the first opening trade as reported on the LSE, multiplied by the U.S. dollar to British Pound Sterling exchange rate on September 30, 2004 (1,541,850 shares X
0.31 British Pound Sterling X $1.80 = $860,352). On January 31, 2005, $399,339
in unrealized losses were recorded related to this investment and are included as a component of accumulated other comprehensive loss.

Pursuant to the terms of the consulting agreement dated December 10, 2004 (described in greater detail in Note 8 above), the Company is obligated to issue 834,750 shares of the Company's common stock to a foreign individual. As of January 31, 2005, the Company had not yet issued the shares.

NOTE 10 - IMPAIRMENT OF GOODWILL

Goodwill is assigned to specific reporting units and is reviewed for possible impairment at least annually. During the nine months ended January 31, 2005, the company determined that the carrying amount of goodwill exceeded its fair value, which was estimated based on the present value of expected future cash inflows. Accordingly, a goodwill impairment loss of $767,796 was recognized.

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

Overview

   The Cirilium Holdings, Inc. business model and market concentration is founded on the belief that emerging Voice over Internet Protocol ("VoIP") technology over the next 10 years will be the single greatest influence on business and government efficiency improvements. Management contends that this converged communications technology will out pace all other business innovation in contribution to economic efficiency, continuous product differentiation, and an improved worldwide standard of living. Management is committed to building Cirilium into a globally recognized leader in the continuous introduction of products and services in emerging VoIP Technologies.

   Cirilium has implemented a long-term plan to continuously search out and acquire early stage technology companies; refine acquired technology offerings; concentrate initial sales efforts on focused opportunities; expand to a level that proves market viability; spin technology companies out into a next stage expanded capital opportunity while retaining at Cirilium the support service contract functions such as customer service support, systems installation and integration, maintenance and version update supplemental programming. To build a first rate competitive support service capacity, Cirilium is developing support resources in specific overseas economies that offer a reduced labor expense and an opportunity to sell into fast growing economic regions with less brand name competition than in North America.

   Until we achieve a sustained level of profitability, we must be considered a start-up entity. Until that time, we may periodically depend on financing resources for cash flows to meet certain operating expenses and no assurance of our financial success or economic survival can be given during this period.

      We are continuing to expand our sales team, as well as develop partnerships with companies like Excel Switching Corporation, PhoenixSoft, Inc., and others to assist in growing our pipeline. We believe our strategy, introduced in February of 2004, to package our own IP Telephony products and services as a total solution for our customers from the core of their networks to the edge has resulted in an increased demand for our VoIP Telecommunications offerings internationally.

   We expect to exceed fiscal year 2004 in overall sales in fiscal year 2005. Management anticipates that while in an aggressive growth phase, those forecasted sales would produce a moderate operating loss.

   In addition to the products and services we currently offer in the VoIP Telecommunications market, we plan to further expand the current product line in additional areas that will help us fill out our solutions with enhanced hardware, software, and services through both acquisitions and strategic alliances. Our plans call for accelerating market entry into the international sectors of Latin America, Eastern Bloc Europe, the Middle East, Africa, the Far East, and Australia. The plan is to expand our existing base of distributors and optimize their in-country expertise to grow our market share worldwide. We have contracted with 3db Global, Inc., an international marketing firm to assist in this expansion. Along with expanding our reach into the carrier markets, Cirilium is also investigating the possibilities of acquiring wireless data providers to bring a recurring revenue stream, as well as enhancing their business model by adding voice to their existing high speed data networks. This large emerging wireless market will be another contributor to Cirilium's growth potential. The other area that is under investigation is the growing service provider business of providing voice over high-speed broadband (Internet) connections. This is another growing recurring revenue stream that could prove to be profitable if the right marketing and distribution partner is secured.

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

Results of Operations - For the Three and Nine Months Ended January 31, 2005 and January 31, 2003

      Net Sales. Net sales decreased fifty-seven (57%) from $199,432 for the three months ended January 31, 2004 to $85,649 for the three months ended January 31, 2005. This decrease is due in part to our shift in focus from providing VOIP network components to providing full VOIP network solutions. Consequently, we have focused our sales and marketing efforts toward the larger enterprise market where the bidding process and time to close sales are inherently longer due to the significant sales dollars involved. We are confident that this strategy will provide the Company greater revenues and opportunities in future quarters. Net Sales for the nine months ended January 31, 2005 were $866,325 compared to $516,190 for the nine months ended January 31, 2004. Sales growth from the previously existing core operations and previously acquired operations accounted for one hundred percent (100%) of the $866,325.

      Cost of Sales. Cost of sales for the three and nine months ended January 31, 2005 were $58,284 and $374,420, a decrease of 14% and an increase of 77% from $67,854 and $237,963 for the three and nine months ended January 31, 2004, respectively. These changes were primarily due to the acquisitions made over the last year and the related sales growth in the used telephony equipment market. Although the Company is continuing in its efforts to reduce the costs of operations in relation to the revenues received, continued expenditures have been made in critical areas such as trade shows and conventions, in addition to the costs of marketing and distribution. These expenditures accounted for approximately $575,116 in salaries, benefits and travel and sales expenses during this quarter.

         The cost of sales as a percentage of revenue for the three and nine months ended January 31, 2004 was approximately 34% and 46% as compared to 68% and 43% for the three and nine months ended January 31, 2005 respectively. Management plans to continue to pursue strategies to reduce the overall cost of sales as a percentage of sales as the Company grows. Management will leverage the increased purchasing volume to improve purchasing contracts and reduce overall cost of sales. Management will also implement resource utilization strategies that can demonstrate notable savings when applied over higher volumes of production.

      Compensation Expense. Compensation expense increased eighty-four percent (84%) from $282,397 for the three months ended January 31, 2004 to $519,474 for the three months ended January 31, 2005. The overall increase is due in large part to the overall increase in the number of employees from approximately 13 employees as of January 31, 2004 to approximately 18 employees as of January 31, 2005. Management is working to keep compensation in reasonable proportion to the overall Company sales and expenses.

      Compensation expense was $697,416 for the nine months ended January 31, 2004 as compared to $1,676,075 for the nine months ended January 31, 2005, an overall increase of 140%. There is an executive performance incentive compensation program in place since the implementation of the new business model in February 2004, and executive management plans to continue this program to encourage our management to reach its revenue and margin objectives. In addition, we have implemented a stock option plan for our employees so they can participate in the positive growth of the Company and motivate their performance as well.

      General and Administrative Expense. General and administrative expenses for the three and nine months ended January 31, 2005 were $529,158 and $2,078,499 respectively, as compared to $51,707 and $313,543 for the three and nine months ended January 31, 2004. The general and administrative expenses for the three months ended January 31, 2005, are dramatically higher than for the three months ended January 31, 2004 as a direct result of both the general and administrative expenses of the acquisitions made over the last year, as well as the one time expenses associated with completing such acquisitions. Management plans to reduce the general and administrative expenses as a portion of overall sales and total expenses throughout the remainder of fiscal year 2005 through the consolidation of redundant processes in resources inherited in the recent acquisitions.

      Depreciation and Amortization Expense. Depreciation and amortization expense increased substantially from $20,033 and $55,984 for the three and nine months ended January 31, 2004 to $58,224 and $199,613 for the three and nine months ended January 31, 2005. This increase is a direct result of the acquisitions made over the last year. Depreciation on fixed assets is calculated on the straight-line method over the estimated useful lives of the assets.

Liquidity and Capital Resources

      At January 31, 2004, the Company had cash of $59,818 and a working capital surplus of $796,173 as compared to cash of $3,800 and working capital deficit of ($557,884) at January 31, 2005. In addition, we have seen continued success in attracting investment capital to carry out our business model.

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

Part II - Other Information


ITEM 1   LEGAL PROCEEDINGS

None.

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On December 28, 2004, the Company executed a convertible promissory note ("Note") with a foreign entity in the principal amount of $405,000. The note accrues interest at a rate of ten percent (10%) per annum and matures on December 31, 2005. The Note may, at the option of the Company, be converted into and the Note holder shall receive in lieu of payment of the indebtedness, a number of shares of the Company's common stock equal to quotient of the outstanding principal amount plus interest divided by a price of fifty cents ($.50) per share. The Company has the right to force conversion of the Note, at a price of $.50 per share, if the Company's common stock trades above $1.50 for five consecutive days, or the note holder will lost the right to convert the note to common shares after receiving a 7 day advance notice to the holder and the holder does not convert.

         The Company realized net proceeds from the issuance of the Note of approximately $354,375, after the payment of fees of $50,625 in connection with a consulting agreement dated December 10, 2004 between the Company and a foreign individual. The Company also became obligated to issue 843,750 shares (the "Shares") of its restricted common stock to the foreign individual for services rendered under the same consulting agreement.

         The Note and Shares were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) and Rule 506 thereunder, as an issuer transaction not involving a public offering, and pursuant to Regulation S. In relying upon these exemptions, the Company considered the fact the issuance of the Note and Shares were being made to foreign investors that qualified as non-U.S. Person(s) within the meaning of Rule 902, who acquired the securities in an offshore transaction, and who had been provided publicly available information about the Company. The securities, which were taken for investment purposes, are subject to appropriate transfer restrictions and restrictive legend. As of January 31, 2005, the Company had not yet issued the shares.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5   OTHER INFORMATION

None.

ITEM 6   EXHIBITS

31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Executive Officer

31.2 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Financial Officer

32.1 Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 - Chief Executive Officer

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

Date: March 17, 2005

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